Form 10-Q
period 1996-03-31
VMS NATIONAL HOTEL PARTNERS
filed 1996-05-13
CIK 792896

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-Q

(X)    Quarterly Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934
           For the quarterly period ended March 31, 1996

                                or

( )    Transition Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934
  For the transition period from _____________ to _____________

Commission File Number 0-14956


VMS National Hotel Partners
(Exact name of registrant as specified in its charter)

Illinois
(State or other jurisdiction of incorporation or organization)

36-3370590
(I.R.S. Employer Identification Number)

8700 West Bryn Mawr, Chicago, Illinois
(Address of principal executive offices)

60631
(Zip Code)

(312)399-8700
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes    X    .  No    .

PART I
Item 1.

VMS NATIONAL HOTEL PORTFOLIO I
VMS NATIONAL HOTEL PORTFOLIO II
VMS NATIONAL HOTEL PARTNERS
COMBINED BALANCE SHEETS
(UNAUDITED)


                                 ASSETS

                                     March 31, 1996    December 31, 1995
                                     ______________   __________________


Property and Improvements:
  Land                              $         ---      $  15,571,626
  Building and Improvements                   ---        149,020,464
  Equipment, furniture and fixtures           ---         58,309,267
                                    ______________     ______________
                                              ---        222,901,357

  Less accumulated depreciation               ---       (124,401,350)
                                    ______________     ______________
                                              ---         98,500,007

Property and improvements
   held for sale                      100,896,365          1,799,857

Cash and cash equivalents               8,199,205          6,179,655
Escrow and other deposits                 102,815            103,988
Accounts receivable                     2,552,673          2,676,744
Interest receivable                       191,632            191,632
Prepaid expenses                        1,176,574          1,403,700
Inventories                             1,629,231          1,642,633
Other deferred costs                      388,400            388,400
                                    ______________     ______________

Total assets                        $ 115,136,895      $ 112,886,616
                                    ==============     ==============



                        LIABILITIES AND PARTNERS' DEFICIT



LIABILITIES
Mortgage loans payable              $ 261,170,960      $ 261,170,960
Accrued interest payable              107,912,413        102,866,332
Other accounts payable
 and accrued expenses:
   Affiliates                             159,596            114,357
   Nonaffiliates                        4,479,208          5,453,963
                                    ______________     ______________

Total liabilities                     373,722,177        369,605,612
                                    ______________     ______________

Partners' Deficit:
   General Partners                    (3,534,014)        (3,513,379)
   Limited Partners:
     Portfolio I - 514 Interests     (203,668,583)      (202,197,907)
     Portfolio II - 135 Interests     (51,382,685)       (51,007,710)
                                    ______________     ______________

Total partners' deficit              (258,585,282)      (256,718,996)
                                    ______________     ______________
Total liabilities and
  partners' deficit                 $ 115,136,895      $ 112,886,616
                                    ==============     ==============

VMS NATIONAL HOTEL PORTFOLIO I
VMS NATIONAL HOTEL PORTFOLIO II
VMS NATIONAL HOTEL PARTNERS
COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995



                                       1996                1995
                                      ______________     ______________


HOTEL OPERATIONS

Revenues:
  Rooms                               $  14,158,123      $  13,791,352
  Food and beverage                       3,765,252          3,928,003
  Telephone                                 780,118            662,587
  Other                                     772,758            762,632
                                      ______________     ______________

   Total hotel revenues                  19,476,251         19,144,574

Direct costs and expenses:
  Rooms                                   3,665,362          3,768,662
  Food and beverage                       3,084,337          3,255,783
  Telephone                                 720,439            786,656
  Other                                     509,324            501,189
                                      ______________     ______________

  Total direct hotel costs
     and expenses                         7,979,462          8,312,290

Unallocated expenses:
  Administrative and general              2,178,482          2,683,467
  Management fees                           433,261            303,139
  Marketing                               1,851,306          1,945,291
  Energy                                    906,353          1,025,969
  Property operations and maintenance       942,002          1,055,796
  Property taxes and insurance              829,102            789,768
  Rent                                      270,008            244,469
  Mortgage interest expense               5,546,081          5,524,715
  Depreciation                                  ---          3,099,956
                                      ______________      _____________

   Total unallocated expenses            12,956,595         16,672,570
                                      ______________      _____________

Loss from hotel operations               (1,459,806)        (5,840,286)
                                      ______________      _____________
PARTNERSHIP OPERATIONS

Revenues:
Interest on subscription notes                2,305             15,703
Interest on temporary investments            15,428             36,400
                                      ______________      _____________


   Total partnership revenues                17,733             52,103
                                      ______________      _____________

Expenses:
Managing General Partners' fees             325,141            350,106
Professional, consulting and other fees:
  Affiliates                                 70,481             73,694
  Nonaffiliates                              39,870             46,925
                                      ______________      _____________


   Total partnership expenses               435,492            470,725
                                      ______________      _____________


Loss from partnership operations           (417,759)          (418,622)
                                      ______________      _____________

REORGANIZATION ITEMS:

Professional, consulting and other fees         ---            151,841
                                      ______________      _____________

   Total reorganization expenses                ---            151,841
                                      ______________      _____________

Net loss                              $  (1,877,565)      $ (6,410,749)
                                      ==============     ==============


Net loss allocated to General Partners  $   (20,635)     $     (70,455)
                                        =============    ==============

Net loss allocated to Limited Partners  $(1,856,930)     $  (6,340,294)
                                        ==============   ==============

Net loss
  Portfolio I (514 Interests)          $     (2,882)     $      (9,841)
                                       ==============    ==============

  Portfolio II (135 Interests)         $     (2,781)     $      (9,496)
                                       ==============    ==============

VMS NATIONAL HOTEL PORTFOLIO I
VMS NATIONAL HOTEL PORTFOLIO II
VMS NATIONAL HOTEL PARTNERS
STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1996






                 Partners'    Collections    Net loss for
                  deficit         on           the three     Partners'
                at January 1, subscription  months ended    deficit at
                   1996          notes     March 31, 1996 March 31, 1996


VMS National Hotel Partners:
 General Partners $ (333,135)        ---       $ (1,878)     $(335,013)


VMS National Hotel
 Portfolio I:
 General Partners  (2,534,012)      ---         (14,964)    (2,548,976)

 Limited Partners:
  Total          (200,989,511)      ---      (1,481,455)  (202,470,966)
  Subscription
   notes           (1,208,396)   10,779             ---     (1,197,617)


  Net            (202,197,907)   10,779      (1,481,455)  (203,668,583)


 Total           (204,731,919)   10,779      (1,496,419)  (206,217,559)



VMS National Hotel
   Portfolio II:
 General Partners    (646,232)      ---          (3,793)      (650,025)

 Limited Partners:
  Total           (50,824,560)      ---        (375,475)   (51,200,035)
  Subscription
   notes             (183,150)      500             ---       (182,650)


  Net             (51,007,710)      500        (375,475)   (51,382,685)


 Total            (51,653,942)      500        (379,268)   (52,032,710)


Combined
 Totals         $(256,718,996) $ 11,279     $(1,877,565) $(258,585,282)




VMS NATIONAL HOTEL PORTFOLIO I
VMS NATIONAL HOTEL PORTFOLIO II
VMS NATIONAL HOTEL PARTNERS
COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                              1996             1995
                                        _______________  _______________

OPERATING AND REORGANIZATION ACTIVITIES

Net loss                                $   (1,877,565)  $  (6,410,749)

Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  and reorganization activities:
   Depreciation                                    ---       3,099,956
Decrease (increase) in accounts receivable     124,071        (734,203)
Decrease in interest receivable                    ---             833
Decrease (increase) in prepaid expenses        227,126        (460,461)
Decrease in inventories                         13,402          30,141
Decrease in accounts payable and
  accrued expenses                            (929,516)     (1,500,837)
Increase in accrued interest payable         5,046,081       5,524,716
                                        _______________  ______________

NET CASH PROVIDED BY (USED IN) OPERATING
  AND REORGANIZATION ACTIVITIES              2,603,599        (450,604)
                                        _______________  ______________

INVESTING ACTIVITIES

Additions to property and improvements        (596,501)     (2,911,387)
                                        _______________  ______________

NET CASH USED IN INVESTING
  ACTIVITIES                                  (596,501)     (2,911,387)
                                        _______________  ______________

FINANCING ACTIVITIES

Partners' capital contributions                 11,279          13,959
Decrease in escrow and other deposits            1,173         164,222
                                        _______________  ______________

NET CASH PROVIDED BY FINANCING ACTIVITIES       12,452         178,181
                                         ______________  ______________

Net increase (decrease) in cash
  and cash equivalents                       2,019,550      (3,183,810)
                                        _______________  ______________

Cash and cash equivalents at beginning
  of period                                  6,179,655       9,840,142
                                        _______________  ______________

Cash and cash equivalents at
   end of period                        $    8,199,205   $   6,656,332
                                        ===============  ==============

Interest paid                           $      500,000   $         ---
                                        ===============  ==============


VMS NATIONAL HOTEL PORTFOLIO I
VMS NATIONAL HOTEL PORTFOLIO II
VMS NATIONAL HOTEL PARTNERS

NOTES TO THE COMBINED FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)


1.  Basis of Accounting

  The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnerships have adopted Statement 121 in the first quarter of 1996 and, based on current circumstances, the effects of adoption are as follows: pursuant to the Plan of Reorganization all remaining properties are to be held for sale and accordingly are classified as Property and Improvements held for sale on the Combined Balance Sheet at March 31, 1996 and no further depreciation expense is being recorded on the Partnerships subsequent to December 31, 1995. In the opinion of the General Partner, all adjustments (consisting only of normal recurring accruals and the effect of adopting FASB Statement No. 121) necessary for fair presentation of the results of operations for the three months ended March 31, 1996 and 1995, have been made to the financial information furnished herein. For further information refer to the combined financial statements and footnotes thereto included in the Partnerships' annual report on Form 10-K for the year ended December 31, 1995.

2.   Related Party Transactions

  Under the terms of the various Partnership Agreements, the Managing General Partner and its affiliates are to provide management, financing and other services to Portfolio I, Portfolio II and the Operating
Partnership in  return for certain fees as follows:


                        Fees paid and payable for the three months ended
                                       March 31, 1996
                                 Paid                  Payable

  Managing General
   Partner salary (1)         $     50,000             $       ---
  Asset Management fees (2)        299,833                 146,486
                              ____________             ___________

  Total management fees
   and salary                      349,833                 146,486

  Other services and
   costs (3)                        74,639                  13,110
                              ____________             ___________

                              $    424,472             $   159,596
                              ============             ===========

  (1) The Partnership Agreements specify the dollar amount of this fee. The various Partnerships are obligated to incur in the aggregate,
$50,000 per year of salary fees in the future.

  (2)  This fee is assessed at 1.75% of gross revenues of the Hotels.

  (3) These fees represent reimbursement for partnership accounting, printing, legal department, data processing and travel and communication expenses incurred by affiliates of the Managing General Partner for operation of the Partnerships.

3.   Mortgage Payments

  Beginning August 11, 1994 (ie consummation date of the Second Amended and Restated Note Purchase and Loan Agreement) and continuing until maturity on November 11, 1996 interest will accrue on the senior debt at the note rate of 10%. Any cash flow payments will continue to be applied to the accrued unpaid interest.

4.   Litigation

  Certain affiliates of the Partnerships, including the Managing General Partner and certain officers and directors of such affiliates are parties to certain pending legal proceedings as described in Form 10-K for the year ended December 31, 1995 filed as of March 31, 1996 and certain other proceedings. The adverse outcome of any one or more legal proceedings against any one of the affiliates which provides financial support or services to the Partnerships could have a materially adverse effect on the present and future operations of the Partnerships. There can be no assurance as to the outcome of any of the legal proceedings.

5.   Liquidity

  The financial statements have been prepared assuming that the Partnerships will continue as going concerns. On August 11, 1994, the Operating Partnership emerged from bankruptcy and the Plan was approved which required the Operating Partnership to sell properties as stated in the loan agreement. The Partnerships have incurred operating losses since inception and have capital deficiencies. Furthermore, affiliates of the Managing General Partner have announced the existence of serious financial difficulties which may have an effect on the ability of the Managing General Partner to function in that capacity. These conditions
raise   substantial doubt about the Partnerships' ability to continue as going concerns. The combined financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the settlement of liabilities that may result from the possible inability of the Partnerships to continue as going concerns.

6.   Sale of Hotels

  As of March 31, 1996, the Operating Partnership is under contract to sell one hotel. This hotel is classified as property and improvements held for sale at March 31, 1996 and at December 31, 1995. Also, as previously stated in Note 1, all remaining properties are to be held for sale and accordingly are classified as Property and Improvements held for sale on the Combined Balance Sheet at March 31, 1996. In 1995, the Partnerships sold the Milwaukee West Quality Inn to an unaffiliated third party as a gross sales price of $1,800,000. The Partnerships recognized a loss of $886,000 at December 31, 1994 for financial reporting purposes to reduce the carrying value of the Quality Inn to its estimated sales price, and an additional loss of $510,012 was recognized in 1995 as a result of a downward adjustment of the sales price as well as the payment of costs associated with the closing. Principal on the first mortgage of $1,582,967 was repaid out of the sale proceeds. In addition, the Operating Partnership received $36,000 in repayment of the closing payment.

7.  Subsequent Event

  On April 8, 1996, each of the Operating Partnerships solicited votes on a prepackaged Plan of Reorganization (the "Plan"). On May 3, 1996, sufficient votes to confirm the Plan were received. On May 10, 1996, the Operating Partnerships each commenced a voluntary case under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court").
If the Plan is confirmed by the Bankruptcy Court, the Operating Partnerships will turnover substantially all of their property to certain of their secured creditors.

Part I

VMS NATIONAL HOTEL PORTFOLIO I
VMS NATIONAL HOTEL PORTFOLIO II
VMS NATIONAL HOTEL PARTNERS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On October 28, 1985, VMS National Hotel Portfolio I and II (the Partnerships) commenced a private offering of $97,350,000 in Limited Partnership interests pursuant to their respective Private Placement Memorandums. A total of 649 units were offered and sold at $150,000 per unit. Subscribers for the Units had the option to contribute partially in cash upon subscription with the remaining purchase price payable in annual installments over a five year period or on a basis other than the foregoing option, which was acceptable to the Managing General Partner in its sole discretion. The Limited Partner selecting to pay in the remaining purchase price of their units over a five year period executed and delivered to the Partnerships full recourse notes payable.

VMS National Hotel Partners (the Operating Partnership) originally intended to purchase 28 hotels from Holiday Inns, Inc. (HII). Under the terms of the offering, investors would receive a rebate of a portion of their capital contribution if fewer than 28 hotels were acquired. Only 24 hotels were actually purchased, resulting in a $15,000 per unit rebate to each Limited Partner. The $15,000 per unit was payable over a five year period to each Limited Partner who elected the five year payment option. The Limited Partners who elected the all-cash option or who prepaid their notes received the $15,000 per United rebate upon payment of their purchase price of $150,000 per Unit.

Liquidity and Capital Resources

The Partnerships' main sources of funds are the operations or dispositions of its hotel properties. These properties, in the aggregate, had been incurring deficits after debt service payments due to an inability to reach rental rates and occupancies originally projected. In addition to affecting the Partnerships' ability to meet debt service payments, these deficits have contributed to an overall decrease in value of the Partnerships' properties.

As shown on the Combined Statements of Cash Flows, cash and cash equivalents increased $2,018,550 from December 31, 1995 to March 31, 1996. The increase is primarily the result of cash provided by operating activities, and due to the fact that the first mortgage holders were only paid $500,000 in cash flow payments during the quarter. Operations generated cash during the first quarter as a result of higher occupancy and room rates. A portion of the excess funds generated from operations will continued to be utilized as available for improvements to the properties.

Recent Developments - VMS Realty Partners and Affiliates

There have been no material developments or changes from the Recent Developments - VMS Realty Partners and Affiliates disclosed in Part I,
Item 1 of the Partnerships' report on Form 10-K for the year ended December 31, 1995 except the item noted in footnote 7 of the Financial Statements.

Results of Operations

As of March 31, 1996, the Partnerships owned and operated 15 hotels in nine states. Originally, the Operating Partnership owned and operated 24 hotels located in 11 states throughout the continental United States of which four hotels were sold in 1992, two hotels were sold in 1993, two hotels were sold in 1994 and one hotel was sold in 1995. In addition, the Partnerships has entered into a contract to sell one hotel in 1996.

Total hotel revenues for the three months ended March 31, 1996 exceeded revenues for the same period during the prior year by $331,677 or 1.7% due to higher hotel occupancies and average daily rates. The average occupancy for the portfolio during the first quarter of 1996 improved to 67.8% from 66.0% during the first quarter of 1995 and the average daily rate improved to $61.07 from $57.58. All but three hotels experienced
growth in revenues for the first quarter.   Additionally, several hotels
in the chronically sluggish Los Angeles area generated higher revenues, which indicates improvement in the local economy. The improvement in average daily rate for the portfolio produced significantly higher departmental profits, as on average, $3.50 for each room sold was not offset by any additional expenses.

Over the last three years, moderate economic growth and weak new construction of full-service, mid-scale hotels have created a relationship where the rate of growth in demand for hotel rooms has exceeded the rate of growth in supply, driving up the price of a hotel rooms and revenues. This favorable demand and supply relationship is expected to exist for the next two years, producing strong gains in revenues and profits, before growth stabilizes with the construction of
new hotels.   In addition, each hotel is situated within a few miles of
a major metropolitan area, proximate to a business district or airport, and is well positioned to capitalize on improving and stable market conditions.

Food and beverage revenues declined for the period due to the sale of one hotel in 1995. Also, telephone revenues improved as a result of a global adjustment to long distance access charges.

Direct costs and expenses associated with the hotels for the period ended March 31, 1996 decreased by 4% relative to the same period in 1995 due to the sale of one hotel in 1995. These costs and expenses were significantly lower as a percentage of revenues due to higher average daily rates and greater operating efficiencies.

Administrative and general, and marketing expenditures declined for the period due to the sale of one hotel and reduced labor costs. Management fees increased primarily due to the improved performance of two hotels in the Los Angeles Airport market. Energy and maintenance expenditures also decreased as a result of the sale of one hotel in 1995.

Unallocated expenses, exclusive of mortgage interest and depreciation, decreased by 7.9% for first three months of 1996 compared to the same period in 1995. This decrease is attributed primarily to the sale of the hotel in 1995 and slightly lower expenditures in the marketing and maintenance due to higher occupancy. Mortgage interest was substantially the same in 1996 compared to 1995. No depreciation expense was recorded for the first three months in accordance with the Partnerships' adoption of FASB Statement No. 121 and the properties being classified as held for sale.

PART II - OTHER INFORMATION
VMS NATIONAL HOTEL PORTFOLIO I
VMS NATIONAL HOTEL PORTFOLIO II
VMS NATIONAL HOTEL PARTNERS


1.  Legal Proceedings

There have been no new material developments or changes from Part I,
Item 3 of the Partnerships' report on Form 10-K for the year ended December 31, 1995.

Items 2 through 4

Items 2 through 6 are omitted because of the absence of conditions under which they are required.

                           SIGNATURES



PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VMS National Hotel Partners
                              (Registrant)


                              By:  VMS National Hotel Portfolio I

                              By:  VMS Realty Investment, Ltd.
                                   Managing General Partner

                                By: JAS Realty Corporation


Date: May 13, 1996            By: /s/ Joel A. Stone
                                  Joel A. Stone, President



Date: May 13, 1996          By:  /s/ Thomas A. Gatti
                                 Thomas A. Gatti,
                                 Senior Vice President


                              By:  VMS National Hotel Portfolio II

                              By:  VMS Realty Investment, Ltd.
                                   Managing General Partner

                                By:  JAS Realty Corporation



Date: May 13, 1996            By: /s/ Joel A. Stone
                                  Joel A. Stone, President



Date: May 13, 1996          By:  /s/ Thomas A. Gatti
                                 Thomas A. Gatti,
                                 Senior Vice President