Form 10-Q/A
period 1996-06-30
VMS NATIONAL HOTEL PARTNERS
filed 1996-10-16
CIK 792896

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-Q

(X)    Quarterly Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934
           For the quarterly period ended June 30, 1996

                                or

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


                                 ASSETS

                                     June 30, 1996    December 31, 1995
                                      (Unaudited)
                                     ______________   __________________


Property and Improvements:
  Land                              $         ---      $  15,571,626
  Building and Improvements                   ---        149,020,464
  Equipment, furniture and fixtures           ---         58,309,267
                                    ______________     ______________
                                              ---        222,901,357

  Less accumulated depreciation               ---       (124,401,350)
                                    ______________     ______________
                                              ---         98,500,007

Property and improvements
   held for sale                      100,990,686          1,799,857

Cash and cash equivalents              12,656,515          6,179,655
Escrow and other deposits                 109,125            103,988
Accounts receivable                     2,630,308          2,676,744
Interest receivable                       190,857            191,632
Prepaid expenses                        1,346,386          1,403,700
Inventories                             1,613,076          1,642,633
Other deferred costs                      388,400            388,400
                                    ______________     ______________

Total assets                        $ 119,925,353      $ 112,886,616
                                    ==============     ==============



                        LIABILITIES AND PARTNERS' DEFICIT



LIABILITIES NOT SUBJECT TO COMPROMISE
Mortgage loans payable              $         ---       $261,170,960
Accrued interest payable                      ---        102,866,332
Other accounts payable
 and accrued expenses:
   Affiliates                             152,755            114,357
   Nonaffiliates                        7,203,597          5,453,963
                                    ______________     ______________

Total liabilities not subject
  to compromise                         7,356,352        369,605,612
                                    ______________     ______________


LIABILITIES SUBJECT TO COMPROMISE
Mortgage loans payable                261,170,960             ------
Accrued interest payable              107,350,251             ------
Other accounts payable
 and accrued expenses:
   Affiliates                              ------             ------
   Nonaffiliates                           ------             ------
                                    ______________     ______________

Total liabilities subject
  to compromise                       368,521,211             ------
                                    ______________     ______________

Commitments and contingencies              ------             ------
                                    ______________     ______________


Partners' Deficit:
   General Partners                    (3,505,337)        (3,513,379)
   Limited Partners:
     Portfolio I - 514 Interests     (201,586,737)      (202,197,907)
     Portfolio II - 135 Interests     (50,860,136)       (51,007,710)
                                    ______________     ______________

Total partners' deficit              (255,952,210)      (256,718,996)
                                    ______________     ______________
Total liabilities and
  partners' deficit                 $ 119,925,353      $ 112,886,616
                                    ==============     ==============

VMS NATIONAL HOTEL PORTFOLIO I
VMS NATIONAL HOTEL PORTFOLIO II
VMS NATIONAL HOTEL PARTNERS
COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995



                                       1996                1995
                                      ______________     ______________


HOTEL OPERATIONS

Revenues:
  Rooms                               $  30,245,602      $  29,003,467
  Food and beverage                       7,651,035          7,929,326
  Telephone                               1,519,776          1,284,768
  Other                                   1,658,105          1,556,810
                                      ______________     ______________

   Total hotel revenues                  41,074,518         39,774,371

Direct costs and expenses:
  Rooms                                   7,665,737          7,832,988
  Food and beverage                       6,306,017          6,639,030
  Telephone                               1,483,358          1,488,569
  Other                                   1,056,248          1,015,060
                                      ______________     ______________

  Total direct hotel costs
     and expenses                        16,511,360         16,975,647

Unallocated expenses:
  Administrative and general              3,846,164          5,487,195
  Management fees                           869,340            648,145
  Marketing                               3,836,696          3,958,095
  Energy                                  1,893,078          1,935,282
  Property operations and maintenance     1,916,026          2,073,553
  Property taxes and insurance            1,669,072          1,414,675
  Rent                                      550,292            489,923
  Mortgage interest expense (contractual
    interest for 1996 - $11,092,162)      7,983,919         11,110,803
  Depreciation                                  ---          6,102,970
                                      ______________      _____________

   Total unallocated expenses            22,564,587         33,220,641
                                      ______________      _____________

Income(loss) from hotel operations        1,998,571        (10,421,917)
                                      ______________      _____________
PARTNERSHIP OPERATIONS

Revenues:
Interest on subscription notes               43,466             52,221
Interest on temporary investments            27,610             74,462
                                      ______________      _____________


   Total partnership revenues                71,076            126,683
                                      ______________      _____________

Expenses:
Managing General Partners' fees             743,787            688,064
Professional, consulting and other fees:
  Affiliates                                134,185            121,092
  Nonaffiliates                              62,954            177,240
                                      ______________      _____________


   Total partnership expenses               940,926            986,396
                                      ______________      _____________


Loss from partnership operations           (869,850)          (859,713)
                                      ______________      _____________

REORGANIZATION ITEMS:

Professional, consulting and other fees     397,028             ------
                                      ______________      _____________

   Total reorganization expenses            397,028             ------
                                      ______________      _____________

Net income(loss)                      $     731,693      $ (11,281,630)
                                      ==============     ==============


Net income(loss) allocated to
    General Partners                  $       8,042      $    (123,986)
                                      ==============     ==============

Net income(loss) allocated to
    Limited Partners                  $     723,651      $ (11,157,644)
                                      ==============     ==============

Net income(loss)
  Portfolio I (514 Interests)         $       1,123      $     (17,318)
                                      ==============     ==============

  Portfolio II (135 Interests)        $       1,084      $     (16,712)
                                      ===============    ==============

VMS NATIONAL HOTEL PORTFOLIO I
VMS NATIONAL HOTEL PORTFOLIO II
VMS NATIONAL HOTEL PARTNERS
COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995



                                       1996                1995
                                      ______________     ______________


HOTEL OPERATIONS

Revenues:
  Rooms                               $  16,087,479      $  15,212,115
  Food and beverage                       3,885,783          4,001,323
  Telephone                                 739,658            622,181
  Other                                     885,347            794,178
                                      ______________     ______________

   Total hotel revenues                  21,598,267         20,629,797

Direct costs and expenses:
  Rooms                                   4,000,375          4,064,326
  Food and beverage                       3,221,680          3,383,247
  Telephone                                 762,919            701,913
  Other                                     546,924            513,871
                                      ______________     ______________

  Total direct hotel costs
     and expenses                         8,531,898          8,663,357

Unallocated expenses:
  Administrative and general              1,667,682          2,651,887
  Management fees                           436,079            345,006
  Marketing                               1,985,390          2,012,804
  Energy                                    986,725            909,313
  Property operations and maintenance       974,024          1,017,757
  Property taxes and insurance              839,970            624,907
  Rent                                      280,284            245,454
  Mortgage interest expense (contractual
    interest for 1996 - $5,546,081)       2,437,838          5,586,088
  Depreciation                                  ---          3,003,014
                                      ______________      _____________

   Total unallocated expenses             9,607,992         16,396,230
                                      ______________      _____________

Income(loss) from hotel operations        3,458,377         (4,429,790)
                                      ______________      _____________
PARTNERSHIP OPERATIONS

Revenues:
Interest on subscription notes               41,161             36,518
Interest on temporary investments            12,182             38,062
                                      ______________      _____________


   Total partnership revenues                53,343             74,580
                                      ______________      _____________

Expenses:
Managing General Partners' fees             418,646            337,958
Professional, consulting and other fees:
  Affiliates                                 63,704             47,398
  Nonaffiliates                              23,084            130,315
                                      ______________      _____________


   Total partnership expenses               505,434            515,671
                                      ______________      _____________


Loss from partnership operations           (452,091)          (441,091)
                                      ______________      _____________

REORGANIZATION ITEMS:

Professional, consulting and other fees     397,028             ------
                                      ______________      _____________

   Total reorganization expenses            397,028             ------
                                      ______________      _____________

Net income(loss)                      $   2,609,258      $  (4,870,881)
                                      ==============     ==============


Net income(loss) allocated to
    General Partners                  $      28,677      $     (53,531)

                                      ==============     ==============

Net income(loss) allocated to
    Limited Partners                  $   2,580,581      $  (4,817,350)
                                      ==============     ==============

Net income(loss)
  Portfolio I (514 Interests)         $       4,005      $      (7,477)
                                      ==============     ==============

  Portfolio II (135 Interests)        $       3,865      $      (7,216)
                                      ===============    ==============

VMS NATIONAL HOTEL PORTFOLIO I
VMS NATIONAL HOTEL PORTFOLIO II
VMS NATIONAL HOTEL PARTNERS
STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1996






                 Partners'    Collections  Net income for
                  deficit         on          the six      Partners'
                at January 1, subscription  months ended    deficit at
                   1996          notes     June 30, 1996 June 30, 1996


VMS National Hotel Partners:
 General Partners $ (333,135)        ---       $    732      $(332,403)


VMS National Hotel
 Portfolio I:
 General Partners  (2,534,012)      ---           5,832     (2,528,180)

 Limited Partners:
  Total          (200,989,511)      ---         577,327   (200,412,184)
  Subscription
   notes           (1,208,396)   33,843             ---     (1,174,553)


  Net            (202,197,907)   33,843         577,327   (201,586,737)


 Total           (204,731,919)   33,843         583,159   (204,114,917)



VMS National Hotel
   Portfolio II:
 General Partners    (646,232)      ---           1,478       (644,754)

 Limited Partners:
  Total           (50,824,560)      ---         146,324    (50,678,236)
  Subscription
   notes             (183,150)    1,250             ---       (181,900)


  Net             (51,007,710)    1,250         146,324    (50,860,136)


 Total            (51,653,942)    1,250         147,802    (51,504,890)


Combined
 Totals         $(256,718,996) $ 35,093     $   731,693  $(255,952,210)




VMS NATIONAL HOTEL PORTFOLIO I
VMS NATIONAL HOTEL PORTFOLIO II
VMS NATIONAL HOTEL PARTNERS
COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                              1996             1995
                                        _______________  _______________

OPERATING AND REORGANIZATION ACTIVITIES

Net income(loss)                        $      731,693   $ (11,281,630)

Adjustments to reconcile net income (loss)
  to net cash provided by operating and
  reorganization activities:
   Depreciation                                    ---       6,102,970
Decrease (increase) in accounts receivable      46,436        (553,851)
Decrease in interest receivable                    775           5,034
Decrease (increase) in prepaid expenses         57,314        (794,661)
Decrease in inventories                         29,557          15,406
Increase (decrease) in accounts payable
  and accrued expenses                       1,788,032      (1,092,289)
Increase in accrued interest payable         4,483,919       8,610,804
                                        _______________  ______________

NET CASH PROVIDED BY OPERATING
  AND REORGANIZATION ACTIVITIES              7,137,726       1,011,783
                                        _______________  ______________

INVESTING ACTIVITIES

Additions to property and improvements        (690,822)     (4,609,241)
                                        _______________  ______________

CASH USED IN INVESTING
  ACTIVITIES                                  (690,822)     (4,609,241)
                                        _______________  ______________

FINANCING ACTIVITIES

Partners' capital contributions                 35,093          41,335
(Increase)decrease in escrow and
  other deposits                                (5,137)        164,222
                                        _______________  ______________

NET CASH PROVIDED BY FINANCING ACTIVITIES       29,956         205,557
                                         ______________  ______________

Net increase (decrease) in cash
  and cash equivalents                       6,476,860      (3,391,901)
                                        _______________  ______________

Cash and cash equivalents at beginning
  of period                                  6,179,655       9,840,142
                                        _______________  ______________

Cash and cash equivalents at
   end of period                        $   12,656,515   $   6,448,241
                                        ===============  ==============

Interest paid                           $    3,500,000   $   2,500,000
                                        ===============  ==============


VMS NATIONAL HOTEL PORTFOLIO I
VMS NATIONAL HOTEL PORTFOLIO II
VMS NATIONAL HOTEL PARTNERS

NOTES TO THE COMBINED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)


1.  Basis of Accounting

The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and
Article 10 of Regulation S-X, and, due to the filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Illinois (See Note 3), AICPA State of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", which was adopted by the Partnership as of May 10, 1996. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnerships have adopted Statement 121 in the first quarter of 1996 and, based on current circumstances, the effects of adoption are as follows: pursuant to the Plan of Reorganization all remaining properties are to be held for sale and accordingly are classified as Property and Improvements held for sale on the Combined Balance
Sheet at June 30, 1996 and no further depreciation expense is being recorded on the Partnerships subsequent to December 31, 1995.

In the opinion of the General Partner, all adjustments (consisting only of normal recurring accruals and the effect of adopting FASB Statement No. 121) necessary for fair presentation of the results of operations for the six months ended June 30, 1996 and 1995, have been made to the financial information furnished herein. For further information refer to the combined financial statements and footnotes thereto included in the Partnerships' annual report on Form 10-K for the year ended December 31, 1995.

2.   Related Party Transactions

Under the terms of the various Partnership Agreements, the Managing General Partner and its affiliates are to provide management, financing and other services to Portfolio I, Portfolio II and the Operating
Partnership in  return for certain fees as follows:


                        Fees paid and payable for the six months ended
                                       June 30, 1996
                                 Paid                  Payable

  Managing General
   Partner salary (1)         $     50,000             $       ---
  Asset Management fees (2)        677,524                 146,748
                              ____________             ___________

  Total management fees
   and salary                      727,524                 146,748

  Other services and
   costs (3)                       153,356                   6,007
                              ____________             ___________

                              $    880,880             $   152,755
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

3.   Petition for Relief Under Chapter 11

On May 10, 1996, VMS National Hotel Partners and affiliated subpartnerships filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Illinois. This filing excludes VMS National Hotel Portfolio I and II. Under Chapter 11, certain claims against the VMS National Hotel Partners in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while VMS National Hotel Partners continues business operations. These claims are reflected in the June 30, 1996 balance sheet as "liabilities subject to compromise". All other pre-petition claims are reflected on the June 30, 1996 balance sheet as liabilities not subject to compromise and, as contemplated in the Plan of Reorganization, are expected to be paid 100%.

4.   Mortgage Payments

Beginning August 11, 1994 (ie consummation date of the Second Amended and Restated Note Purchase and Loan Agreement) and continuing until May 10, 1996 interest accrued on the senior debt at the note rate of 10%. In accordance with SOP 90-7, the accrual of interest on the senior debt was discontinued as of the Bankruptcy filing date due to the "unsecured" or "undersecured" positions on these notes' obligations. Any cash flow payments will continue to be applied to the accrued unpaid interest.

5.   Litigation

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

6.   Liquidity

The financial statements have been prepared assuming that the Partnerships will continue as going concerns. On April 8, 1996, each of the Operating Partnerships solicited votes on a prepackaged Plan of Reorganization (the "Plan"). On May 3, 1996, sufficient votes to confirm the Plan were received. On May 10, 1996, the Operating Partnerships each commenced a voluntary case under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court"). The Plan was confirmed by the Bankruptcy Court on July 24, 1996. As a result, the Operating Partnerships will turnover substantially all of their property to certain of their secured creditors. The transfer of this property is currently anticipated to occur in 1996. Furthermore, affiliates of the Managing General Partner have announced the existence of serious financial difficulties which may have an effect on the ability of the Managing General Partner to function in that capacity. These conditions raise substantial doubt about the Partnerships' ability to continue as going concerns. The combined financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the settlement of liabilities that may result from the possible inability of the Partnerships to continue as going concerns.

7.   Sale of Hotels

As of June 30, 1996, the Operating Partnership is under contract to sell one hotel. This hotel is classified as property and improvements held for sale at June 30, 1996 and at December 31, 1995. Also, as previously stated in Note 1, all remaining properties are to be held for sale and accordingly are classified as Property and Improvements held for sale on the Combined Balance Sheet at June 30, 1996. In 1995, the Partnerships sold the Milwaukee West Quality Inn to an unaffiliated third party as a gross sales price of $1,800,000. The Partnerships recognized a loss of $886,000 at December 31, 1994 for financial reporting purposes to reduce the carrying value of the Quality Inn to its estimated sales price, and an additional loss of $510,012 was recognized in 1995 as a result of a downward adjustment of the sales price as well as the payment of costs associated with the closing. Principal on the first mortgage of $1,582,967 was repaid out of the sale proceeds. In addition, the Operating Partnership received $36,000 in repayment of the closing payment.

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

As of June 30, 1996, the Partnerships owned and operated 15 hotels in nine states. Originally, the Operating Partnership owned and operated
24 hotels located in 11 states throughout the continental United States of which four hotels were sold in 1992, two hotels were sold in 1993, two hotels were sold in 1994 and one hotel was sold in 1995. In addition, the Partnerships have entered into a contract to sell one hotel in 1996.

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

As shown on the Combined Statements of Cash Flows, cash and cash equivalents increased $6,476,860 from December 31, 1995 to June 30, 1996. The increase has two major components. First, cash provided by operating and reorganization activities generated cash during the first six months of 1996 as a result of continued higher occupancy and room rates. In addition, business interruption insurance proceeds in the amount of $366,240 were received for the Van Nuys hotel, which has not been operational since the January 1994 earthquake. Second, cash used in investing activities decreased significantly as the result of a decrease in improvements to the properties.

Recent Developments - VMS Realty Partners and Affiliates

There have been no material developments or changes from the Recent Developments - VMS Realty Partners and Affiliates disclosed in Part I,
Item 1 of the Partnerships' report on Form 10-K for the year ended December 31, 1995 except the item noted in footnote 8 of the Financial Statements.

Results of Operations

Total hotel revenues for the six months ended June 30, 1996 exceeded revenues for the same period during the prior year by $1,300,147 or 3.3% due to higher hotel occupancies and average daily rates. The average occupancy for the portfolio during the first half of 1996 improved to 71.2% from 68.2% during the first half of 1995 and the average daily rate improved to $62.15 from $58.53. All but three hotels experienced growth in revenues for the first half of 1996. Additionally, several hotels in the chronically sluggish Los Angeles area generated higher revenues, which indicates improvement in the local economy. The improvement in average daily rate for the portfolio produced significantly higher departmental profits, as on average, $3.62 for each room sold was not offset by any additional expenses.

Over the last three years, moderate economic growth and limited new construction of full-service, mid-scale hotels have created a relationship where the rate of growth in demand for hotel rooms has exceeded the rate of growth in supply, driving up the price of hotel occupancy and related room revenues. This favorable demand and supply relationship is expected to exist for the next two years, producing strong gains in revenues and profits, before growth stabilizes with
the construction of new hotels.   In addition, each hotel is situated
within a few miles of a major metropolitan area, proximate to a business district or airport, and is well positioned to capitalize on improving and stable market conditions.

Food and beverage revenues declined for the period due to the sale of one hotel in 1995 and decreased consumption by hotel guests. Also, telephone revenues improved as a result of a global adjustment to long distance access charges.

Direct costs and expenses associated with the hotels for the period ended June 30, 1996 decreased by 3% relative to the same period in 1995 due to the sale of one hotel in 1995. These costs and expenses were significantly lower as a percentage of revenues due to higher average daily rates and greater operating efficiencies due to downsizing.

Total unallocated expenses decreased by 32% in the first six months of 1996 as compared with the same time period in 1995. This decrease has four components. First, due to the adoption of FASB Statement No. 121 (see Note 1), depreciation expense decreased from $6,102,970 for the first six months of 1995 to $0 for the first six months of 1996. Second, due to the adoption of SOP 90-7 (see Note 1), interest expense is not recognized while the Partnerships are in bankruptcy. Therefore, interest expense decreased from $11,110,803 for the six months ended June 30, 1995 to $7,983,919 for the same time period in 1996. Third, the Partnerships received $366,240 in business interruption insurance proceeds, which is shown as a reduction of administrative and general expense. Finally, approximately $450,000 included in administration and general expense during the first six months of 1995 incurred for real estate tax analysis, appraisals and other consulting services were not incurred for the same time period in 1996.

Management fees increased primarily due to the overall increases in revenues described above. Marketing expenditures declined for the period due to the sale of one hotel and reduced labor costs. Energy and maintenance expenditures also decreased as a result of the sale of one hotel in 1995.

PART II - OTHER INFORMATION
VMS NATIONAL HOTEL PORTFOLIO I
VMS NATIONAL HOTEL PORTFOLIO II
VMS NATIONAL HOTEL PARTNERS


1.  Legal Proceedings

As disclosed in the prior reports on Form 10-Q or Form 10-K ("Prior Public Filings"), the Partnerships, including the General Partners,
VMS Realty Partners, now known as VMS Realty Partners L.P., certain officers and directors of VMS Realty Partners, now known as VMS Realty Partners L.P., and certain other affiliates of the Partnerships are parties to certain pending legal proceedings which were summarized in Form 10-K for the year ended December 31, 1995 (other than litigation matters covered by insurance policies). The adverse outcome of certain of the legal proceedings disclosed in this Report and the Prior Public Filings could have a materially adverse effect on the present and future operations of the Partnerships.

Summarized below is a legal proceeding recently filed against VMS Arkansas Hotel Associates, VMS Realty Partners, now known as VMS Realty Partners L.P., and its affiliates. The inclusion in this Report of any legal proceeding or development in any legal proceeding is not intended as a representation by the Partnership that such particular proceeding is material. For the action summarized below in which the plaintiffs are seeking damages, the amount of damages being sought is an amount to be proven at trial unless otherwise specified. There can be no assurance as to the outcome of any of the legal proceedings summarized in this Report or in Prior Public Filings.

Janelle Romandia, as parent and next friend of Brandy Romandia, a minor,
v. VMS Arkansas Hotel Associates, an Illinois general partnership, and American General Hospitality, Inc., d/b/a Holiday Inn-North Little Rock, United States District Court Eastern District of Arkansas, Little Rock Division, Case Number LR-C-96-579. Class Action Complaint filed July 29, 1996. Plaintiff, as mother and friend of Brandy Romandia, a minor, brought the action on behalf of Brandy Romandia and all other persons similarly situated. The plaintiff's counsel seeks to have class members consisting of all persons who use wheelchairs for ambulation and who have attempted to utilize facilities of the Holiday Inn North Little Rock since January 26, 1992. Injunctive Relief is sought to order defendants to modify and make the hotel readily accessible to, and usable by, plaintiff and other persons with disabilities. This action is stayed due to VMS Arkansas Hotel Associates' bankruptcy proceeding.

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


                              VMS National Hotel Partners
                              (Registrant)


                              By:  VMS National Hotel Portfolio I

                              By:  VMS Realty Investment, Ltd.
                                   Managing General Partner

                                By: JAS Realty Corporation


Date: August 13, 1996            By: /s/ Joel A. Stone
                                     Joel A. Stone, President



Date: August 13, 1996          By:  /s/ Thomas A. Gatti
                                    Thomas A. Gatti,
                                    Senior Vice President


                              By:  VMS National Hotel Portfolio II

                              By:  VMS Realty Investment, Ltd.
                                   Managing General Partner

                                By:  JAS Realty Corporation



Date: August 13, 1996            By: /s/ Joel A. Stone
                                     Joel A. Stone, President



Date: August 13, 1996          By:  /s/ Thomas A. Gatti
                                    Thomas A. Gatti,
                                    Senior Vice President