Form 10-Q
period 1996-09-30
VMS NATIONAL HOTEL PARTNERS
filed 1996-11-13
CIK 792896

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-Q

(X)    Quarterly Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934
           For the quarterly period ended September 30, 1996

                                or

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


                                 ASSETS

                                 September 30, 1996    December 31, 1995
                                      (Unaudited)
                                 ___________________   __________________


Property and Improvements:
  Land                              $         ---      $  15,571,626
  Building and Improvements                   ---        149,020,464
  Equipment, furniture and fixtures           ---         58,309,267
                                    ______________     ______________
                                              ---        222,901,357

  Less accumulated depreciation               ---       (124,401,350)
                                    ______________     ______________
                                              ---         98,500,007

Property and improvements
   held for sale                              ---          1,799,857

Cash and cash equivalents               1,297,965          6,179,655
Escrow and other deposits                     ---            103,988
Accounts receivable                           ---          2,676,744
Interest receivable                       189,713            191,632
Prepaid expenses                           12,700          1,403,700
Inventories                                   ---          1,642,633
Other deferred costs                          ---            388,400
                                    ______________     ______________

Total assets                        $   1,500,378      $ 112,886,616
                                    ==============     ==============



                        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



LIABILITIES
Mortgage loans payable              $         ---       $261,170,960
Accrued interest payable                      ---        102,866,332
Other accounts payable
 and accrued expenses:
   Affiliates                             151,668            114,357
   Nonaffiliates                            4,709          5,453,963
                                    ______________     ______________

Total liabilities                         156,377        369,605,612
                                    ______________     ______________


Partners' Capital (Deficit:)
   General Partners                      (677,813)        (3,513,379)
   Limited Partners:
     Portfolio I - 514 Interests        1,430,787       (202,197,907)
     Portfolio II - 135 Interests         591,027        (51,007,710)
                                    ______________     ______________

Total partners' capital (deficit)       1,344,001       (256,718,996)
                                    ______________     ______________
Total liabilities and
  partners' capital (deficit)       $   1,500,378      $ 112,886,616
                                    ==============     ==============

VMS NATIONAL HOTEL PORTFOLIO I
VMS NATIONAL HOTEL PORTFOLIO II
VMS NATIONAL HOTEL PARTNERS
COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                       NINE MONTHS ENDED SEPTEMBER 30,
                                      _________________________________
                                          1996                1995
                                      ______________     ______________


HOTEL OPERATIONS

Revenues:
  Rooms                               $  46,593,341      $  45,448,849
  Food and beverage                      11,379,465         11,888,548
  Telephone                               2,229,625          1,931,486
  Other                                   2,638,080          2,394,435
                                      ______________     ______________

   Total hotel revenues                  62,840,511         61,663,318

Direct costs and expenses:
  Rooms                                  11,866,634         11,906,891
  Food and beverage                       9,599,143          9,938,283
  Telephone                               2,177,871          2,193,294
  Other                                   1,559,891          1,554,200
                                      ______________     ______________

  Total direct hotel costs
     and expenses                        25,203,539         25,592,668

Unallocated expenses:
  Administrative and general              6,809,682          7,797,161
  Management fees                         1,349,601          1,280,691
  Marketing                               5,829,277          5,986,065
  Energy                                  2,978,149          3,069,466
  Property operations and maintenance     2,973,509          3,072,086
  Property taxes and insurance            2,490,445          2,079,964
  Rent                                      802,432            727,850
  Mortgage interest expense              16,455,405         16,735,861
  Depreciation                                  ---          8,582,715
                                      ______________      _____________

   Total unallocated expenses            39,688,500         49,331,859
                                      ______________      _____________

Loss from hotel operations               (2,051,528)       (13,261,209)
                                      ______________      _____________
PARTNERSHIP OPERATIONS

Revenues:
Interest on subscription notes               62,655             58,674
Interest on temporary investments            33,596            106,305
                                      ______________      _____________


   Total partnership revenues                96,251            164,979
                                      ______________      _____________

Expenses:
Managing General Partners' fees           1,010,589          1,013,050
Professional, consulting and other fees:
  Affiliates                                216,846            160,829
  Nonaffiliates                              85,120            267,761
                                      ______________      _____________

   Total partnership expenses             1,312,555          1,441,640
                                      ______________      _____________

Loss from partnership operations         (1,216,304)        (1,276,661)
                                      ______________      _____________

REORGANIZATION ITEMS:

Professional, consulting and other fees     275,000             ------
                                      ______________      _____________

   Total reorganization expenses            275,000             ------
                                      ______________      _____________

Loss before recognized
  loss on sale of property
  and improvements, and extraordinary
  gain from the extinguishment of
  debt                                   (3,542,832)       (14,537,870)

Loss recognized on sale of
  property and improvements                     ---           (510,012)
                                      ______________     ______________

Loss before extraordinary
  gain from extinguishment of debt       (3,542,832)       (15,047,882)

Extraordinary gain from
  extinguishment of debt                261,556,070                ---
                                      _____________      _____________

Net income (loss)                     $ 258,013,238      $ (15,047,882)
                                      ==============     ==============
Net income(loss) allocated to
    General Partners                  $   2,835,566      $    (165,377)
                                      ==============     ==============
Net income(loss) allocated to
    Limited Partners                  $ 255,177,672      $ (14,882,505)
                                      ==============     ==============
Loss before
  extraordinary item:
    Portfolio I (514 Interests)       $      (5,439)      $     (23,100)
                                      ==============     ==============
    Portfolio II (135 Interests)      $      (5,248)      $     (22,291)
                                      ==============      ==============

Extraordinary item:
    Portfolio I (514 Interests)       $     401,509      $         ---
                                      =============      =============
    Portfolio II (135 Interests)      $     387,452      $         ---
                                      =============      =============

Net income(loss)
  Portfolio I (514 Interests)         $     396,070      $     (23,100)
                                      ==============     ==============
  Portfolio II (135 Interests)        $     382,204      $     (22,291)
                                      ===============    ==============

VMS NATIONAL HOTEL PORTFOLIO I
VMS NATIONAL HOTEL PORTFOLIO II
VMS NATIONAL HOTEL PARTNERS
COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                       1996                1995
                                      ______________     ______________


HOTEL OPERATIONS

Revenues:
  Rooms                               $  16,347,739      $  16,445,382
  Food and beverage                       3,728,430          3,959,222
  Telephone                                 709,849            646,718
  Other                                     979,975            837,625
                                      ______________     ______________

   Total hotel revenues                  21,765,993         21,888,947

Direct costs and expenses:
  Rooms                                   4,200,897          4,073,903
  Food and beverage                       3,293,126          3,299,253
  Telephone                                 694,513            704,725
  Other                                     503,643            539,140
                                      ______________     ______________

  Total direct hotel costs
     and expenses                         8,692,179          8,617,021

Unallocated expenses:
  Administrative and general              2,841,490          2,309,966
  Management fees                           403,705            632,546
  Marketing                               1,992,581          2,027,970
  Energy                                  1,085,071          1,134,184
  Property operations and maintenance     1,057,483            998,533
  Property taxes and insurance              821,373            665,289
  Rent                                      252,140            237,927
  Mortgage interest expense               8,471,486          5,625,058
  Depreciation                                  ---          2,479,745
                                      ______________      _____________

   Total unallocated expenses            16,925,329         16,111,218
                                      ______________      _____________

Loss from hotel operations               (3,851,515)        (2,839,292)
                                      ______________      _____________
PARTNERSHIP OPERATIONS

Revenues:
Interest on subscription notes               19,189              6,453
Interest on temporary investments             5,986             31,843
                                      ______________      _____________

   Total partnership revenues                25,175             38,296
                                      ______________      _____________

Expenses:
Managing General Partners' fees             343,358            324,986
Professional, consulting and other fees:
  Affiliates                                 82,661             39,737
  Nonaffiliates                              22,166             90,521
                                      ______________      _____________

   Total partnership expenses               448,185            455,244
                                      ______________      _____________

Loss from partnership operations           (423,010)          (416,948)
                                      ______________      _____________

REORGANIZATION ITEMS:

Professional, consulting and other fees      ------             ------
                                      ______________      _____________

   Total reorganization expenses             ------             ------
                                      ______________      _____________

Loss before recognized
  loss on sale of property and
  improvements, and extraordinary
  gain from extinguishment of debt       (4,274,525)        (3,256,240)


Loss recognized on sale of
  property and improvements                     ---           (510,012)
                                      ______________      ______________

Loss before extraordinary
  gain from extinguishment of debt       (4,274,525)         (3,766,252)

Extraordinary gain from
  extinguishment of debt                261,556,070                 ---
                                      ______________      ______________

Net income (loss)                     $ 257,281,545       $ (3,766,252)
                                      ==============     ==============

Net income(loss) allocated to
    General Partners                  $   2,827,524      $     (41,391)
                                      ==============     ==============

Net income(loss) allocated to
    Limited Partners                  $ 254,454,021      $  (3,724,861)
                                      ==============     ==============

Loss before
  extraordinary item:
    Portfolio I (514 Interests)       $      (6,562)      $      (5,782)
                                      ==============      ==============
    Portfolio II (135 Interests)      $      (6,332)      $      (5,579)
                                      ==============      ==============
Extraordinary item:
    Portfolio I (514 Interests)       $     401,509      $         ---
                                      =============      ==============
    Portfolio II (135 Interests)      $     387,452      $         ---
                                      =============      ==============
Net income(loss)
  Portfolio I (514 Interests)         $     394,947      $      (5,782)
                                      ==============     ==============
  Portfolio II (135 Interests)        $     381,120      $      (5,579)
                                      ===============    ==============

VMS NATIONAL HOTEL PORTFOLIO I
VMS NATIONAL HOTEL PORTFOLIO II
VMS NATIONAL HOTEL PARTNERS
STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996






                 Partners'    Collections  Net income for
                  deficit         on          the nine      Partners'
                at January 1, subscription  months ended    deficit at
                   1996          notes     Sept 30, 1996 Sept 30, 1996


VMS National Hotel Partners:
 General Partners $ (333,135)        ---       $258,013      $ (75,122)

VMS National Hotel
 Portfolio I:
 General Partners  (2,534,012)      ---       2,056,366       (477,646)

 Limited Partners:
  Total          (200,989,511)      ---     203,580,185      2,590,674

  Subscription
   notes           (1,208,396)   48,509             ---     (1,159,887)

  Net            (202,197,907)   48,509     203,580,185      1,430,787

 Total           (204,731,919)   48,509     205,636,551        953,141


VMS National Hotel
   Portfolio II:
 General Partners    (646,232)      ---         521,187       (125,045)

 Limited Partners:
  Total           (50,824,560)      ---      51,597,487        772,927

  Subscription
   notes             (183,150)    1,250             ---       (181,900)

  Net             (51,007,710)    1,250      51,597,487        591,027

 Total            (51,653,942)    1,250      52,118,674        465,982

Combined
 Totals         $(256,718,996) $ 49,759    $285,013,238    $ 1,344,001


VMS NATIONAL HOTEL PORTFOLIO I
VMS NATIONAL HOTEL PORTFOLIO II
VMS NATIONAL HOTEL PARTNERS
COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                              1996             1995
                                        _______________  _______________

OPERATING AND REORGANIZATION ACTIVITIES

Net income(loss)                        $  258,013,238   $ (15,047,882)

Adjustments to reconcile net income (loss)
  to net cash (used in) provided by operating
  and reorganization activities:
   Loss recognized on sale of
     property and improvements                     ---         510,012
   Depreciation                                    ---       8,582,715
   Extraordinary gain from the
     extinguishment of debt               (261,556,070)            ---
Changes in operating assets and liabilities:
  Increase in accounts receivable             (302,664)       (138,357)
  Decrease in interest receivable                1,919           2,669
  Decrease (increase) in prepaid expenses      736,702      (1,058,553)
  Decrease in inventories                       20,990          51,565
  Decrease in other deferred costs               3,841          33,926
  Increase (decrease) in accounts payable
    and accrued expenses                     2,399,271      (1,277,118)
  (Decrease) increase in accrued
    interest payable                       (3,148,216)     10,235,861
                                        _______________  ______________

NET CASH (USED IN) PROVIDED BY OPERATING
  AND REORGANIZATION ACTIVITIES            (3,830,989)      1,894,838
                                        _______________  ______________

INVESTING ACTIVITIES
  Additions to property and improvements    (1,904,608)     (5,356,996)
  Net proceeds from sale of property and
    improvements                               810,160       1,739,800
                                        _______________  ______________

NET CASH USED IN INVESTING
  ACTIVITIES                               ( 1,094,448)     (3,617,196)
                                        _______________  ______________

FINANCING ACTIVITIES
  Partners' capital contributions               49,759          54,676
  Principal payment on mortgage
    loan payable                                   ---      (1,582,968)
  (Increase)decrease in escrow and
    other deposits                              (6,012)        136,707
                                        _______________  ______________

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                          43,747     (1,391,585)
                                         ______________  ______________

Net decrease in cash
  and cash equivalents                      (4,881,690)     (3,113,943)
                                        _______________  ______________

Cash and cash equivalents at beginning
  of period                                  6,179,655       9,840,142
                                        _______________  ______________

Cash and cash equivalents at
   end of period                        $    1,297,965   $   6,726,199
                                        ===============  ==============

Interest paid                           $   19,603,621   $   6,500,000
                                        ===============  ==============


VMS NATIONAL HOTEL PORTFOLIO I
VMS NATIONAL HOTEL PORTFOLIO II
VMS NATIONAL HOTEL PARTNERS

NOTES TO THE COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)


1.  Basis of Accounting

The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, due to the filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Illinois (See Note 2), AICPA State of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy
Code", which was adopted by the Partnership as of May 10, 1996.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnerships have adopted Statement 121 in the first quarter of 1996 and, based on current circumstances, the effects of adoption are as follows: pursuant to the Plan of Reorganization all remaining properties had been held for sale and accordingly were classified as Property and Improvements held for sale on the Combined Balance Sheet as January 1, 1996 and no further depreciation expense was recorded on the Partnerships subsequent to that date.

In the opinion of the General Partner, all adjustments (consisting only of normal recurring accruals and the effect of adopting FASB Statement No.
121) necessary for fair presentation of the results of operations for the nine months ended September 30, 1996 and 1995, have been made to the financial information furnished herein. For further information refer to the combined financial statements and footnotes thereto included in the Partnerships' annual report on Form 10-K for the year ended December 31, 1995.

2. Petition for Relief Under Chapter 11

On May 10, 1996, VMS National Hotel Partners and affiliated subpartnerships filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Illinois. This filing excludes VMS National Hotel Portfolio I and II. Pursuant to the Plan of Reorganization, the deeds to the properties were transferred to the senior lender on September 26, 1996 in consideration for the cancellation of the senior indebtedness.

As a result of this transfer, the Partnerships recognized an extraordinary gain of $214,542,473 for financial reporting purposes, which represents the excess of the remaining senior debt, related accrued interest, other operating liabilities and net cash received by the Partnerships of $810,160 (in conjunction with this transfer, VMS National Hotel Partners received amounts in lieu of sales advisory fees totalling $1,025,000 from the senior lender, net of $214,840 of operating cash transferred to the senior lender), over the carrying value of the property and improvements and operating assets transferred. In addition, the Partnerships recognized an extraordinary gain of $47,013,597 from the cancellation of the junior mortgage indebtedness pursuant to the Plan of Reorganization.

3.   Related Party Transactions

Under the terms of the various Partnership Agreements, the Managing
General Partner and its affiliates are to provide management, financing and other services to Portfolio I, Portfolio II and the Operating Partnership in return for certain fees as follows:


                        Fees paid and payable for the nine months ended
                                      September 30, 1996
                                 Paid                  Payable

  Managing General
   Partner salary (1)         $     50,000             $       ---
  Asset Management fees (2)      1,070,069                 135,107
                              ____________             ___________

  Total management fees
   and salary                    1,120,069                 135,107

  Other services and
   costs (3)                       205,163                  16,561
                              ____________             ___________

                              $  1,325,232             $   151,668
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

4.   Mortgage Payments

Beginning September 11, 1994 (ie consummation date of the Second
Amended  and Restated Note Purchase and Loan Agreement) and
continuing until   May 10, 1996 interest accrued on the senior debt at the
note rate of 10%.   In accordance with SOP 90-7, the accrual of interest on
the senior debt was discontinued as of the Bankruptcy filing date due to the "unsecured" or "undersecured" positions on these notes' obligations. In conjunction with the transfer of the properties to the senior lender (see Note
2) the Partnerships made interest payments of $16,103,021. In conjunction with the interest payments the Partnerships recorded $8,471,486 of interest expense, which represents contractual interest for the period from May 10, 1996 through the transfer date of September 26, 1996.

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

6.   Liquidity

The financial statements have been prepared assuming that the Partnerships will continue as going concerns. On April 8, 1996, each of the Operating Partnerships solicited votes on a prepackaged Plan of Reorganization (the "Plan"). On May 3, 1996, sufficient votes to confirm the Plan were received. On May 10, 1996, the Operating Partnerships each commenced a voluntary case under Chapter 11 of title 11 of the United
States Code in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court"). The Plan was confirmed by the Bankruptcy Court on July 24, 1996. As a result, the Operating Partnerships turned over substantially all of their property to certain of their secured creditors on September 26, 1996; the senior mortgage debt was cancelled upon the transfer; and junior "undersecured" debt in the amount of $47,013,597 was cancelled. Furthermore, affiliates of the Managing General Partner have announced the existence of serious financial difficulties which may have an effect on the ability of the Managing General Partner to function in that capacity. These conditions raise substantial doubt about the Partnerships' ability to continue as going concerns. The combined financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the settlement of liabilities that may result from the possible inability of the Partnerships to continue as going concerns.

7.   Sale of Hotels

In 1995, the Partnerships sold the Milwaukee West Quality Inn to an unaffiliated third party as a gross sales price of $1,800,000. The Partnerships recognized a loss of $886,000 at December 31, 1994 for financial reporting purposes to reduce the carrying value of the Quality Inn to its estimated sales price, and an additional loss of $510,012 was recognized in 1995 as a result of a downward adjustment of the sales price as well as the payment of costs associated with the closing. Principal on the first mortgage of $1,582,968 was repaid out of the sale proceeds.

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

Originally, the Operating Partnership owned and operated 24 hotels located in 11 states throughout the continental United States of which four hotels were sold in 1992, two hotels were sold in 1993, two hotels were sold in 1994 and one hotel was sold in 1995. On September 26, 1996, the Partnerships turned over all of their remaining 15 properties to the senior mortgage lender pursuant to the Plan of Reorganization.

Liquidity and Capital Resources

The Partnerships' main sources of funds had been the operations or dispositions of its hotel properties. These properties, in the aggregate, had been incurring deficits after debt service payments due to an inability to reach rental rates and occupancies originally projected. In addition to affecting the Partnerships' ability to meet debt service payments, these deficits contributed to an overall decrease in value of the Partnerships' properties.

As shown on the Combined Statements of Cash Flows, cash and cash equivalents decreased $4,881,690 from December 31, 1995 to September
30, 1996. The decrease has several components. First, cash used in operating and reorganization activities during the first nine months of 1996 as a result of continued higher occupancy and room rates. In addition, business interruption insurance proceeds in the amount of $366,240 were received for the Van Nuys hotel, which has not been operational since the January 1994 earthquake. Second, cash used in investing activities decreased significantly as the result of a decrease in improvements to the properties. However, these sources of cash were offset by interest payments to the senior lender in the total amount of $19,603,621.

Recent Developments - VMS Realty Partners and Affiliates

There have been no material developments or changes from the Recent Developments - VMS Realty Partners and Affiliates disclosed in Part I, Item 1 of the Partnerships' report on Form 10-K for the year ended December
31, 1995 except the item noted in footnotes 1, 2, 4, and 7 of the Financial Statements.

Results of Operations

Total hotel revenues for the nine months ended September 30, 1996 exceeded revenues for the same period during the prior year by $1,177,193 or 1.9% due to higher hotel occupancies and average daily rates. The average occupancy for the portfolio during the first nine months of 1996 improved to 72.8% from 70.9% during the first nine months of 1995 and the average daily rate improved to $62.68 from $57.54. Additionally, several hotels in the chronically sluggish Los Angeles area generated higher revenues, due to an improvement in the local economy.

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

Direct costs and expenses associated with the hotels for the period ended September 30, 1996 decreased by 1.5% relative to the same period in 1995 due to the sale of one hotel in 1995. These costs and expenses were significantly lower as a percentage of revenues due to higher average daily rates and greater operating efficiencies due to downsizing.

Total unallocated expenses decreased by 20% in the first nine months of 1996 as compared with the same time period in 1995. This decrease has four components. First, due to the adoption of FASB Statement No. 121
(see Note 1), depreciation expense decreased from $8,582,715 for the first nine months of 1995 to $0 for the first nine months of 1996. Second, the Partnerships received $366,240 in business interruption insurance proceeds, which is shown as a reduction of administrative and general expense. Finally, approximately $450,000 included in administration and general expense during the first nine months of 1995 incurred for real estate tax analysis, appraisals and other consulting services were not incurred for the same time period in 1996.

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

Janelle Romandia, as parent and next friend of Brandy Romandia, a minor,
v. VMS Arkansas Hotel Associates, an Illinois general partnership, and American General Hospitality, Inc., d/b/a Holiday Inn-North Little Rock,
United States District Court Eastern District of Arkansas, Little Rock Division, Case Number LR-C-96-579. Class Action Complaint filed July 29, 1996.
Plaintiff, as mother and friend of Brandy Romandia, a minor, brought the action on behalf of Brandy Romandia and all other persons similarly situated. The plaintiff's counsel seeks to have class members consisting of all persons who use wheelchairs for ambulation and who have attempted to utilize facilities of the Holiday Inn North Little Rock since January 26, 1992. Injunctive Relief is sought to order defendants to modify and make the hotel readily accessible to, and usable by, plaintiff and other persons with disabilities. VMS Arkansas Hotel Associates' has been dismissed from this action.

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


                              VMS National Hotel Partners
                              (Registrant)


                              By:  VMS National Hotel Portfolio I

                              By:  VMS Realty Investment, Ltd.
                                   Managing General Partner

                                By: JAS Realty Corporation


Date: November 13, 1996             By: /s/ Joel A. Stone
                                    Joel A. Stone, President



Date: November 13, 1996         By:  /s/ Thomas A. Gatti
                                    Thomas A. Gatti,
                                    Senior Vice President


                              By:  VMS National Hotel Portfolio II

                              By:  VMS Realty Investment, Ltd.
                                   Managing General Partner

                                   By:  JAS Realty Corporation



Date: November 13, 1996                 By: /s/ Joel A. Stone
                                           Joel A. Stone, President



Date: November 13, 1996           By:  /s/ Thomas A. Gatti
                                       Thomas A. Gatti,
                                       Senior Vice President