Form 10-K405
period 1996-12-31
VMS NATIONAL HOTEL PARTNERS
filed 1997-03-27
CIK 792896

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

(X)              Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 For the annual period ended December 31, 1996

                                       or

( )            Transition Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
         For the transition period from _____________ to _____________

                         Commission File Number 0-14956


                          VMS National Hotel Partners
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Illinois                                            36-3370590
---------------------------------------------          ------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                          Identification Number)


630 Dundee Road, Suite 220, Northbrook, Illinois                 60062
-------------------------------------------------     -------------------------
(Address of principal executive offices)                      (Zip Code)


                                 (847)714-9600
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                      on which registered
-------------------                                      -------------------
     None                                                      None

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   .  No        .
                                              -------      -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                               TABLE OF CONTENTS




                                                                        Page
                                   PART I

Item 1     Business                                                     3-5
Item 2     Properties                                                     5
Item 3     Legal Proceedings                                            6-8
Item 4     Submission of Matters to a Vote
             of Security Holders                                          8


                                                                     PART II

Item 5     Market for the Partnerships' Limited Partnership
             Interests and Related Security Holder Matters                9
Item 6     Selected Financial Data                                       10
Item 7     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      11-14
Item 8     Financial Statements and Supplementary Data                   14
Item 9     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                      14


                                  PART III

Item 10    Directors and Executive Officers                           15-18
Item 11    Executive Compensation                                        18
Item 12    Security Ownership of Certain Beneficial
             Owners and Management                                       18
Item 13    Certain Relationships and Related Transactions                19


                                   PART IV

Item 14    Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                         20

SIGNATURES                                                               21

                                     PART I

Item 1  Business

General

VMS National Hotel Portfolio I ("Partnership I") and VMS National Hotel Portfolio II ("Partnership II") are limited partnerships formed November 1, 1985 under the Uniform Limited Partnership Act of the state of Illinois. Collectively, Partnership I and Partnership II are referred to as the "Partnerships".

The Partnerships were formed to purchase a combined 99.9% interest in VMS National Hotel Partners (the "Operating Partnership"), an Illinois general Partnership formed in October, 1985. The term of the Operating Partnership shall continue until December 31, 2035 unless sooner terminated; the term of each of the Partnerships shall continue until December 31, 2035 unless sooner terminated. The Operating Partnership was formed to acquire, own, operate and dispose of up to 28 separate Holiday Inn hotels throughout the United States (collectively, the "Hotels"). Only 24 hotels were purchased; no further purchases of hotels will be made by the Operating Partnership. The Operating Partnership conveyed ownership interest in certain of the Hotels to separate partnerships so that each owns and operates a separate Hotel (collectively, the "Sub-Partnerships") (as used herein, the term "Operating Partnership " includes the Sub-Partnerships where the context requires). The general partners of the Operating Partnership, in addition to the Partnerships, are VMS Realty Investment, Ltd., an Illinois limited partnership and VMS Realty, Inc., an Illinois corporation (all of the capital stock of which is owned by VMS Realty Partners). The Operating Partnership is the Managing General Partner of each of the Sub-Partnerships and has at least a 99% general partnership interest in each such Sub-Partnerships. Various other affiliates of the Managing General Partner are minority general partners of, and own the
remaining general partnership interests in each such Sub-Partnerships.   During
1995, 1994, 1993 and 1992, nine (one in 1995, two in 1994, two in 1993 and four
in 1992) of the hotels were sold.   On May 10, 1996, the Operating Partnership
and affiliated sub-partnerships filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Illinois. This filing excludes Partnership I and Partnership II. Pursuant to the Plan of Reorganization, the deeds to the remaining hotels were transferred to the senior lender on September 26, 1996 in consideration for the cancellation of the senior indebtedness (the "Transfer"). For further information relating to the Transfer and the financing arrangements of the properties, see Notes 1 and 5 to the combined financial statements.

The Managing General Partner of each of the Partnerships is VMS Realty Investment, Ltd., an Illinois limited partnership (the "Managing General Partner"). Effective January 1, 1987 Morris/Stone Associates assigned its ownership in the Partnerships to VMS Realty Investment, Ltd. Prudential-Bache Properties, Inc. is also a general partner of Partnership I (the "Minority General Partner").

As described in Section 4 of the Amended and Restated Agreement of General Partnership of VMS National Hotel Partners, dated November 1, 1985 (the "Operating Partnership Agreement"), the Operating Partnership was formed to engage in no business other than the ownership, operation, lease and sale of all the Hotels which it had already purchased. Section 15 of the Operating Partnership Agreement provides that upon the sale of all or substantially all of the assets of the Operating Partnership, the Operating Partnership will be dissolved. Proceeds received by the Operating Partnership from the sale or refinancing of any or all of the Hotels shall be distributed to Partnership I and Partnership II in accordance with the participating interest of each such partnership in the Operating Partnership; none of such proceeds will be reinvested by the Operating Partnership in additional Hotels or other assets.

Collectively, the limited partnership interests of the Partnerships are referred to as the "Units". Partnership I offered and sold 514 Units of limited partnership interests at a price of $150,000 per limited partnership interest. The 514 Units represent total equity of $77,100,000 sold through Prudential-Bache Securities, Inc. In 1985, Partnership II offered and sold 135 Units of limited partnership interests at a price of $150,000 per limited partnership interest. The 135 Units represent total equity of $20,250,000 sold through VMS Securities, Inc., an affiliate of the Managing General Partner of each of the Partnerships. Since the Operating Partnership had originally intended to purchase 28 Hotels and only 24 Hotels were purchased, each Limited Partner was rebated $15,000 per Unit, payable over 5 years, reflecting the reduced total purchase price of all Hotels purchased by the Operating Partnership.

Each of the Partnerships used the net offering proceeds of their respective offerings to make required contributions to the Operating Partnership and pay for offering, financing and acquisition costs and commissions and the Managing General Partner's fees. The participation interests in the Operating Partnership of Partnership I and Partnership II are approximately 79.12% and 20.78%, respectively.

The Partnerships have no employees. All hotel workers were employed by the management company, American General Hospitality, Inc. The Partnerships are not parties to any collective bargaining agreements.

Recent Developments - Partnerships

During 1994, the Partnerships sold two hotels (the Jackson Inn and the Detroit Clarion Inn) as well as a gas station attached to the Milwaukee South Holiday Inn. As a result of these sales, the Partnerships received a total of $123,200, and a total of $2,052,768 in principal was repaid on the senior debt. In connection with the sales, the Partnerships recorded a $3,970,666 provision for loss on property and improvements in 1993 and a loss on sale of property and improvements of $5,941,286 in 1994. In addition, during 1994 the Operating Partnership received $1,490,273 as payment in full of the principal balance of a note receivable sale of the Seattle Crowne Plaza which was not previously recognized by the Operating Partnership. The Operating Partnership also, received $292,990 accrued interest related to the note receivable. Of the total proceeds received, the Operating Partnership retained $57,413 which was applied towards repayment of closing costs and $1,725,850 was repaid on the principal of the first mortgage. The principal portion of the note receivable has been recorded as a reduction of the 1994 loss on sale of property and improvements.

During 1995, the Partnerships sold the Milwaukee West Quality Inn. As a result of this sale, the Partnerships received $36,000 towards repayment of the Closing Payment and $1,582,967 in principal was repaid on the senior debt. In connection with this sale, the Partnerships recorded a provision for loss on property and improvements of $886,000 in 1994 and a loss on sale of property and improvements of $510,012 in 1995.

An additional hotel has been under contract for sale since the first quarter of 1995. This hotel has been classified as property and improvements held for sale at December 31, 1995 and 1994, and the Partnership recognized a loss of $2,452,000 at December 31, 1994 representing the excess carrying value of this hotel over its estimated sales price.

On August 13, 1993, the Operating Partnership filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Central District of California. The initial filing included only the 18 hotels directly owned by the Operating Partnership at that date and excluded Portfolio I and Portfolio II.

On May 6, 1994, VMS National Hotel Partners settled in the United States Bankruptcy Court, Northern District of Illinois, the case with Associated Business Telephone Systems. The settlement of this case benefitted the Plan of Reorganization and the management negotiations with the mortgage holders.

On May 9, 1994, the United States Bankruptcy Court, Northern District of Illinois, confirmed the Plan of Reorganization (the "Plan") subject to the final negotiations of the Second Amended and Restated Note Purchase and Loan Agreement and certain other events. On July 27, 1994, the Second Amended and Restated Note Purchase and Loan Agreement of the Plan of Reorganization ("Loan Agreement") was consummated and the remaining terms of the Plan were finalized on August 11, 1994. Under the Plan, the Debtors (VMS National Hotel Partners) are to sell properties in accordance with the provisions as set forth in the Loan Agreement.

The Plan contemplated that certain of the Operating Partnership properties may be sold by May 1996, and the remaining properties are to be sold by November 1996. Pursuant to the Plan, certain of the Operating Partnership properties may be sold only if certain sales prices set forth in the Plan and Loan Agreement are obtained.

On May 10, 1996, the Operating Partnership and affiliated sub-partnerships filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Illinois. This filing excludes Partnership I and Partnership II. Pursuant to the Plan of Reorganization, the deeds to the remaining hotels were transferred to the senior lender on September 26, 1996 in consideration for the cancellation of the senior indebtedness.

As a result of the Transfer, the Operating Partnership recognized an extraordinary gain of $214,542,473 for financial reporting purposes, which represents the excess of the remaining senior debt, related accrued interest, other operating liabilities and net cash received by the Operating Partnership of $810,160 (in conjunction with this transfer, the Operating Partnership received amounts in lieu of sales advisory fees totaling $1,025,000 from the senior lender, net of $214,840 of operating cash transferred to the senior lender), over the carrying value of the property and improvements and operating assets transferred. In addition, the Operating Partnership recognized an extraordinary gain of $47,013,597 from the cancellation of the junior mortgage indebtedness pursuant to the Plan of Reorganization.

The combined financial statements of the Operating Partnership reflect the financial reporting guidance prescribed by the AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", which was adopted by the Operating Partnership for the periods from January 1, 1994 to August 11, 1994 and from May 10, 1996 to September 26, 1996.

Items of income or expense that were realized or incurred as a result of the reorganization are included in the Combined Statement of Operations as reorganization items. During 1996 and 1994 $410,000 and $2,504,215 respectively, were paid for professional, consulting and other fees for the administration of Chapter 11 proceedings.

Item 2  Properties

During 1995, 1994, 1993 and 1992, a total of nine of the original portfolio of twenty-four hotels were sold and on May 10, 1996, the Operating Partnership and affiliated sub-partnerships filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Illinois. This filing excludes Partnership I and Partnership II. Pursuant to the Plan of Reorganization, the deeds to the remaining hotels were transferred to the senior lender on September 26, 1996 in consideration for the cancellation of the senior indebtedness. For further information related to these sales and the Transfer, see Item 1. Business.

Item 3 Legal Proceedings

As disclosed in the prior reports on Form 10-Q or Form 10-K ("Prior Public Filings"), the Partnerships including the General Partners, VMS Realty Partners L.P., certain officers and directors of VMS Realty Partners L.P., and certain other affiliates of the Partnerships are parties to certain pending legal proceedings (other than litigation matters covered by insurance policies). The adverse outcome of certain of the legal proceedings disclosed in this Report and the Prior Public Filings could have a materially adverse effect on the present and future operations of the Partnerships.

Summarized below are certain developments in legal proceedings filed against VMS Realty Partners, now known as VMS Realty Partners L.P. and its affiliates which were disclosed in the Prior Public Filings. The inclusion in this Report of any legal proceeding or developments in any legal proceeding is not intended as a representation by the Partnership that such particular proceeding is material. For those actions summarized below in which the plaintiffs are seeking damages, the amount of damages being sought is an amount to be proven at trial unless otherwise specified. There can be no assurance as to the outcome of any of the legal proceedings summarized in this Report or in Prior Public Filings.

A.  VMS Limited Partnership Litigation

1.  Settlement of Consolidated Class Actions

Forty-three actions were filed by investors in various limited partnerships against VMS Realty Partners, now known as VMS Realty Partners, L.P. and certain entities and individuals related to VMS Realty Partners, now known as VMS Realty Partners, L.P.. Also named were certain selling agents, surety companies, appraisers, accountants, attorneys, and other parties that were involved in the syndication, sale, and management of the limited partnership interests and properties. Thirty-eight of these actions (i.e., all of the actions filed in federal court) were consolidated for pretrial and discovery purposes in the United States District Court for the Northern District of Illinois under the caption In Re VMS Limited Partnership Securities Litigation, No. 90 C 2412 (Judge James B. Zagel) (the "Consolidated Actions"). In addition, for settlement purposes, one action (the "New Action") was filed on behalf of all investors in approximately 100 non-publicly-traded VMS-sponsored syndicated limited partnerships against those defendants in the Consolidated Actions that had reached a Settlement Agreement with the class. The nature of these actions was described in the Prior Public Filings.

After a final fairness hearing, on July 2, 1991 the United States District Court gave final approval to the Settlement Agreement. The order dismissed with prejudice all settling defendants from all of the Consolidated Actions and dismissed the New Action in full. No appeals were filed and the Settlement became effective on August 12, 1991. The terms of the Settlement Agreement were described in the Prior Public Filings.

Subsequent to the effective date of the Settlement Agreement, the respective general partner of the various VMS sponsored syndicated limited partnerships has filed collection actions against the limited partners who remain in default in the payment of their installment promissory notes which were given to the limited partnership in consideration for the limited partner's partnership interest.

2.  CIGNA Claims

One of the non-settling defendants, CIGNA Securities, Inc. ("CIGNA"), has asserted claims against VMS Realty Partners, now known as VMS Realty Partners, L.P. and its affiliated entities for contribution and indemnification in cases in which CIGNA is a defendant.

CIGNA subsequently entered into a class-action settlement agreement with a class of investors in the consolidated actions who had purchased their interest from CIGNA. As previously reported, on May 19, 1993, CIGNA and VMS executed a mutual release, effective when the CIGNA class-action settlement is effective. The CIGNA class action settlement is now effective and, pursuant to the terms of the mutual release, CIGNA settling parties released the VMS released persons of and from all claims and liabilities relating to or arising out of the released claims in the VMS class-action settlement, including contractual claims for indemnification. In exchange, the VMS settling parties released the CIGNA released persons of and from all claims and liabilities relating to or arising out of the released claims in the VMS class-action settlement, including contractual claims for indemnification. However, the settling parties expressly reserved all common law and contractual claims for contribution and/or indemnification arising out of or relating to claims brought by investors who opted out of both the VMS and CIGNA settlements, except to the extent such claims are barred by; (1) Section 4.02(A) of the VMS settlement agreement and the court's July 15, 1991 order approving the VMS class-action settlement agreement, or (2) Section 4.2(A) of the CIGNA class-action settlement agreement and any court order approving the CIGNA settlement agreement. In addition, now that the CIGNA class-action settlement agreement is effective, CIGNA's claims pending in the consolidated actions have been dismissed, except the Corkery action which is brought by opt-outs from both settlement agreements.

Paul J. Corkery; Ronnie Rone; Max C. Jordan; F.J. Vollmer; Paula Boedeker; Norbert Braeuer; Dales Y. Foster; Billy J. Harris; Bob White; Gordon Flesch; Travis Barton, Jr.; Satish A. Dhaget; Varsha S. Dhaget; Alan J. Young; Dennis
J. Cavanaugh; F. Jim Slater; Lois W. Rosebrook, Trustee; Sundaram V. Ramanan; Chitraleka Ramanan; Jeffrey A. Matz; Charles C. Voorhis III; Gerald C. Miller; Prince George's Orthopedic Associates, P.A.; John A. Martinez; Tom Rubattino; Susan Rubattino; Harold W. Stark and William C. Riedesel v. VMS Realty Partners; United States Fidelity and Guaranty Company; CIGNA Securities, Inc.; Boettcher & Company, Inc.; and A.G. Edwards & Sons, Inc., CA. No. Ca 4-90 087-E (U.S. District Court, N.D. Texas), filed February 5, 1990, removed to 90 C 3841, United States District Court for Northern District of Illinois, Eastern Division. CIGNA filed a Counterclaim against plaintiffs, Cross-Claims against VMS Realty Partners and A.G. Edwards & Sons, Inc., and a Third-Party Complaint against LaSalle/Market Streets Associates, Ltd., Chicago Wheaton Partners, Peter Morris, Joel Stone, Robert Van Kampen, Residential Equities, Ltd., Van Kampen Stone, Inc., VMS Realty Management, Inc., VMS Realty, Inc., and VMS Mortgage Co. in this action. On December 21, 1995, the court dismissed Plaintiff's action against the VMS entities and CIGNA Securities, Inc.


B.  Other Litigation

NAHOP Partners, L.P. and VMS National Hotel Partners v. G.B. Pacific, Inc.
Counterclaim: G.B. Pacific, Inc. v. VMS National Hotel Partners, an Illinois general partnership, VMS Realty, Inc., an Illinois corporation, and NAHOP Partners Limited Partnership, a Delaware limited partnership. Case Number Adversary 96A01746 to 96B12185 (U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division). VMS National Hotel Partners and G.B. Pacific, Inc. (the "Parties") entered into a Purchase and Sales Agreement dated December 21, 1993 for the Holiday Inn Van Nuys ("Sales Contract"). In November, 1995, the Parties entered into a First Amendment to the Purchase and Sales Agreement. VMS National Hotel Partners and G.B. Pacific, Inc. did not obtain an order approving the Sales Contract in VMS National Hotel Partners' first bankruptcy proceeding (case number 93B17061). VMS National Hotel Partners and NAHOP Partners, L.P. seek a declaratory judgment declaring the Sales Contract between VMS National Hotel Partners and G. B. Pacific, Inc. terminated prior to September 27, 1996, the date the Holiday Inn Van Nuys was transferred to NAHOP Partners, L.P. G.B. Pacific, Inc. filed counterclaims for specific performance of assumed contract and actual breach of assumed contract.

Michigan Department of Transportation v. VMS Michigan-Detroit Hotel Limited Partnership, an Illinois limited partnership, Holiday Inns, Inc., a Tennessee corporation, Security Pacific National Bank, VMS Short Term Income Trust, a Massachusetts business trust, MellonBank, NA, VMS Hotel Mortgage, Inc., an Illinois corp., Bank of Montreal, Holiday Inn Detroit-Metro Airport, Romulus Chamber of Commerce, VMS Hotel Investment Trust, ABTS Investment Corporation, and NEC America, Inc., Case No. 93-304774 CC (State of Michigan, Circuit Court for the County of Wayne). Pursuant to 1980 PA 87, as amended, plaintiff is specifically authorized and empowered to secure fee simple or lesser estates in real property for highway purposes. This complaint was filed for the acquisition of a portion of property owned by VMS Michigan-Detroit Hotel Limited Partnership. Plaintiff made a good faith written offer to purchase the property and the defendants have not accepted such offer. The Michigan Department of Transportation took the portion of the property in exchange for $120,155.00. This action is in the process of being dismissed.

Item 4 Submission of Matters to a Vote of Security Holders

The Partnerships did not submit any matter to a vote of its holders of units during the fourth quarter of 1996.

                                    PART II

Item 5 Market for the Partnerships' Limited Partnership Interests and Security Holder Matters

(a & b) Market Information and Holders

    As of December 31, 1996, there were 893 Limited Partners in the Partnerships. There is not a public market for, nor is it anticipated that there will be a public market for Units. Upon request, the Managing General Partner may attempt to assist a Limited Partner desiring to transfer his Unit(s) and may utilize the services of broker-dealers in this regard. The price to be paid for the units as well as the commission to be received by any broker-dealer will be subject to negotiation by the Limited Partner. The Managing General Partner will not redeem or repurchase the Units, nor will it facilitate the matching of potential buyers and sellers of Units.

    Pursuant to the terms of the Limited Partnership Agreements, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the Managing General Partner must consent to any transfer.

(c) Cash Distributions

    No distributions were made in 1996, 1995 or 1994.

Item 6  Selected Financial Data


                                              Year Ended       Year Ended        Year Ended         Year Ended        Year Ended
                                             December 31,     December 31,      December 31,       December 31,      December 31,
                                                 1996             1995              1994               1993              1992
                                             -------------    -------------    ---------------    ---------------    -------------
Total revenues from hotel operations         $  62,840,511    $  80,044,055    $    80,488,134    $    82,517,939    $ 116,879,416
                                             =============    =============    ===============    ===============    =============

Loss before provision for loss on property
  and improvements held for sale, loss
  recognized on sale of property and
  improvements, and extraordinary
  gain from extinguishment of debt           $  (4,113,652)   $ (59,759,067)   $   (33,807,610)   $   (25,393,094)   $ (31,396,860)
                                             =============    =============    ===============    ===============    =============

Loss on above per Limited Partnership
  unit outstanding during the year (649
  units)                                     $      (6,269)   $     (91,066)   $       (51,519)   $       (38,696)   $     (47,845)
                                             =============    =============    ===============    ===============    =============

Net Income (loss)                            $ 257,442,418    $ (60,269,079)   $   (41,596,624)   $    36,177,306    $ (60,731,927)
                                             =============    =============    ===============    ===============    =============

Net Income (loss) per Limited Partnership
  Unit outstanding during the year
  (649 for all years)                        $     392,316    $     (91,843)   $       (63,388)   $        55,130    $     (92,548)
                                             =============    =============    ===============    ===============    =============

Tax Income (loss)                            $ 265,139,919    $ (19,474,658)   $   (36,788,023)   $   (42,205,267)   $ (22,133,328)
                                             =============    =============    ===============    ===============    =============

Tax Income (loss) per Limited Partnership
  Unit outstanding during the year (649
  for all years)                             $     404,123    $     (29,677)   $       (55,929)   $       (64,243)   $     (33,728)
                                             =============    =============    ===============    ===============    =============

Total assets                                 $     877,063    $ 112,886,616    $   161,411,760    $   185,195,237    $ 209,868,525
                                             =============    =============    ===============    ===============    =============

Mortgage loans and notes payable             $         ---    $ 261,170,960    $   262,753,927    $   266,532,545    $ 323,108,848
                                             =============    =============    ===============    ===============    =============




   The above selected financial data should be read in conjunction with the combined financial statements and the related notes.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnerships' main sources of funds were the operations or dispositions of its hotel properties. These properties, in the aggregate, had been incurring deficits after debt service payments due to an inability to reach rental rates and occupancies originally projected. In addition to affecting the Partnerships' ability to meet debt service payments, these deficits have contributed to an overall decrease in value of the Operating Partnership's properties.

As discussed more fully below, the Partnerships have restructured of the debt service requirements of its properties. On March 1, 1990, the Partnerships suspended debt service payments required by the terms of the first and third mortgage notes; on December 1, 1990 the Partnership suspended debt service payments on the second mortgage notes, which, prior to that time had been limited to the extent of cash flow.

As previously reported, as of November 14, 1991, an agreement was reached with the first and second mortgage note holders and Holiday Inns, Inc. as managing agent to restructure the first and second mortgage debt. In connection with the restructure, the Partnerships paid $5,000,000 (the "Closing Payment") to partially pay down the principal of the $279,000,000 first mortgage. Additionally, the first mortgage ("Senior Debt") documents were modified as follows:

(i) through December 31, 1992, interest at the rate of 10% was paid only to the extent of available cash flow, with payment of the shortfall being deferred until December 31, 1992 and thereafter being paid out of available cash flow after the payment of interest on the Senior Debt at the rate of 10%;

(ii) the sale of certain hotels free and clear of the lien of the Senior Debt was permitted under certain conditions, including a minimum aggregate price with the proceeds thereof being generally distributed first, in 1992 a total of $2,023,000 to Holiday Inns, Inc. in complete satisfaction of a $4,046,000 working capital advance made by HII to the Partnerships, second, to the Partnerships repayment of the Closing Payment, and third, in repayment of the Senior Debt, with amounts owing with respect to the Scheduled Hotels but not fully repaid at the time of the sale remaining outstanding and collateralized by the remaining Hotels; and

(iii) events of default under the Senior Debt documents included the failure to (x) generate available cash flow for 1992 of at least 5% of the Senior Debt principal amount, and (y) sell ten scheduled hotels by December 31, 1992. The Partnerships were unable to meet the above requirements to avoid the events of default. During 1995 and 1994, the Partnerships made cash flow payments (representing interest) of $7,500,000 and $5,500,000, respectively. The Managing General Partner of the Partnerships had been negotiating with the first mortgage noteholders to attempt to further restructure the terms of the mortgage loan agreements. These negotiations resulted in the consummation of the Second Amended and Restated Note Purchase and Loan Agreement on July 27, 1994.

On May 10, 1996, the Operating Partnership and affiliated sub-partnerships filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Illinois. This filing excludes Partnership I and Partnership II. Pursuant to the Plan of Reorganization, the deeds to the remaining hotels were transferred to the senior lender on September 26, 1996 in consideration for the cancellation of the senior indebtedness.

In 1991, the second mortgage documents were modified to (I) permit the sale of hotels free and clear of any obligations under the management agreement, (ii) waive interest accrued from December 31, 1989 through November 14, 1991, and
(iii) provide for payment of interest at 12%, but only to the extent of available cash flow after the payment of all interest and principal due on the first mortgage, with any shortfall being waived.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)

As discussed above, the Partnerships were permitted under the debt restructuring agreement to sell certain hotels; using the proceeds as outlined in the agreement. During 1995, 1994, 1993, and 1992, the Partnerships sold nine such hotels (Milwaukee West Quality Inn was sold in 1995, Jackson Inn and Detroit Clarion were sold in 1994, Warren Inn and Stamford Crowne Plaza were sold in 1993 and Troy Holiday Inn, San Francisco Golden Gateway, Elmhurst Holiday Inn and Seattle Crowne Plaza were sold in 1992) to unaffiliated third
parties.   As a result of these sales, HII received a total of $225,382 in 1993 and $988,419 in 1992 towards repayment of its working capital advance, the Partnerships received a total of $36,000 in 1995, $123,200 in 1994, $205,364 in 1993 and $1,562,761 in 1992 towards repayment of the Closing Payment and a total of $1,582,967 in 1995, $2,052,768 in 1994, $3,377,263 in 1993 and
$45,855,461 in 1992 in principal was repaid on the Senior Debt.

During 1994, the Partnerships received the principal and accrued interest receivable from a note receivable which related to the 1992 sale of the Seattle Crowne Plaza in the amount of $1,490,273 and $292,990, respectively. The principal portion collected has been recognized as a reduction of the 1994 loss on sale of property and improvements. The Partnerships received $57,413 of the proceeds for repayment of the closing costs and $1,725,850 in principal was repaid on the senior debt.

As shown on the Combined Statement of Cash Flows, cash and cash equivalents decreased $5,332,256 from December 31, 1995 to December 31, 1996 and decreased
$3,660,487 from December 31, 1994 to December 31, 1995.   The decrease from
1995 to 1996 is a combination of cash used in operating activities of $4,286,185; cash used in investing activities of $1,094,448 and cash provided by financing activities of $48,377. The decrease from 1994 to 1995 is a combination of cash provided by operating activities of $2,146,704; cash used in investing activities of $4,546,076; and cash used in financing activities of $1,261,115.

Cash used in operating and reorganization activities in 1996 was primarily attributable to the loss before extraordinary item for the year and decrease in accrued interest payable, offset by a decrease in prepaid expenses and an increase in accounts payable and accrued expenses. The use of cash in investing activities in 1996 was primarily attributable to capital improvements offset by net proceeds from the Transfer. Cash provided by financing activities was primarily attributable partners' capital contributions.

Cash provided by operating activities in 1995 was attributed to the decrease in accounts payable offset by the increase in accrued interest payable and adjustments for depreciation and loss on sale of property and improvements and to the net loss for the year. The use of cash in investing activities in 1995 was primarily attributable to capital improvements which offset net proceeds from the hotel sale. The use of cash in financing activities in 1995 was primarily attributable to debt service payments offset by partners' capital contributions.

Cash used in operating and reorganization activities in 1994 was primarily attributed to the net loss for the year and the decrease in accounts payable and accrued expenses, offset by the increase in accrued interest payable and the adjustments for depreciation and loss on sale of property and improvements and provision for loss on property and improvements held for sale. The use of cash in investing activities in 1994 was primarily attributed to capital improvements which offset net proceeds from hotel sales and note receivable. The use of cash in financing activities in 1994 was primarily attributable to debt service payments offset by partners' capital contributions.

Portfolio Performance Review

The Hotels' results have been at levels below those originally forecasted.
This variance from forecast is partially due to the sale of the hotels, but has also primarily resulted from a significant increase in the supply of competing rooms in the markets in which these Hotels are located since the Partnerships' purchase of the hotels from Holiday Inns, Inc. The scope of the competition has

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)

gone substantially beyond that which the independently conducted feasibility studies performed in 1985 envisioned. This increased competition has resulted in lower than anticipated occupancy and room rates at a number of the Hotels, including the Crowne Plaza, and a consequent reduction in net operating income before debt service.

Additionally, the Partnerships' business and the fulfillment of their investment objectives are, to a significant extent, dependent upon the business activities, financial condition and management expertise of VMS Realty Partners and its affiliates. Thus, in order to avoid adverse impacts on the Partnerships, VMS Realty Partners must have financial resources sufficient to meet its needs. At the present time, VMS Realty Partners, like many real estate development companies nationwide, experienced liquidity problems.

Results of Operations

For the years ended December 31, 1996 and 1995, the Operating Partnership owned and operated 15 hotels (excluding one hotel sold in the third quarter of 1995) located in 8 states throughout the continental United States. However, overall revenues and expenses of the Partnerships decreased in 1996 due to the Transfer on September 26, 1996. The Operating Partnership had previously owned and operated 24 Holiday Inn Hotels in 11 states.

This analysis compares the results of operations for the years ended December 31, 1996, 1995, and 1994. Total 1996 operating revenues for the Hotels decreased due to the Transfer. However, total hotel revenues for 1996 exceeded revenues for the same period during 1995 by 1.9% due to higher hotel occupancies and average daily rates. The average occupancy for the portfolio during 1996 increased 1.9% as compared to 1995. Additionally, several hotels in the chronically sluggish Los Angeles area generated higher revenues, due to an improvement in the local economy. Total 1995 operating revenues for the Hotels decreased less than 1% from total 1994 revenues. The decrease from 1994 to 1995 is attributable to the hotel sales, offset by an increase in average daily room rates. The average daily room rate in 1996 was $62.68 versus a rate of $59.35 in 1995 and $55.99 in 1994.

Overall daily room rates increased in 1996 and 1995 primarily as a result of the implementation of the Encore/Hiro Software; a revenue maximizing package which analyzes the inventory of rooms and the term of stay of hotel guests.
In addition, over the last three years, moderate economic growth and limited new construction of full-service, mid-scale hotels have created a relationship where the rate of growth in demand for hotel rooms has exceeded the rate of growth in supply, driving up the price of hotel occupancy and related room revenues.

Total 1996 direct costs and expenses for the Hotels decreased due to the Transfer. However, direct costs and expenses associated with the Hotels for 1996 decreased by 1.5% relative to the same period in 1995 due to the sale of one hotel in 1995. These costs and expenses were significantly lower as a percentage of revenues due to higher average daily rates and greater operating efficiencies due to downsizing. Consistent with the decreases in operating revenue in 1995, the direct costs and expenses related to the operations of the hotels also decreased.

Unallocated expenses, exclusive of mortgage interest expense and the provision to reflect impairment in the value of property and improvements, related to hotel operations decreased by 20% in 1996 as compared with the same time period in 1995. This decrease has four components. First, due to the Transfer. Second, due to the adoption of FASB Statement No. 121 as of January 1, 1996 resulting in no depreciation expense being recorded for 1996. Third, the Partnerships received $366,240 in business interruption insurance proceeds in 1996, which is shown as a reduction of administrative and general expense. Finally, approximately $450,000 included in administration and general expense during 1995 incurred for real estate tax analysis, appraisals and other consulting services were not incurred for the same time period in 1996. Unallocated expenses decreased by 2.6% from 1994 to 1995 primarily attributed to the sale of hotels previously discussed. Administrative and general expenses increased in 1995 due to increases in labor costs,

Item 7 Management s Discussion and Analysis of Financial Condition and Results of Operation (continued)


bad debt write-offs, and credit card fees; in addition, management fees increased in 1996 and 1995 due to higher revenues. Property operations and maintenance decreased in 1995 and 1994 due to significant cost cutting by the property manager. Depreciation expense decreased in 1995 due to components of the properties' improvements being fully depreciated and the sale of the hotels previously discussed. In 1995, the Partnership recorded a provision to reflect impairment in the value of property and improvements of $38.2 million being charged to unallocated expenses.

Mortgage interest expense decreased from 1995 to 1996 due to the Transfer. However, mortgage interest expense recorded in 1996 was comparable for the same period of time in 1995. Mortgage interest expense decreased from 1994 to 1995 due to $5,741,314 of 1993 contractual interest being recorded in 1994 in accordance with SOP 90-7.

Partnership revenues decreased in 1996 and 1995 due to a large increase in fiscal year 1994 primarily due to the interest income received in 1994 from the collection of the note receivable related to the 1992 sale of the Seattle Crowne Plaza.

General Partners fees decreased from 1996 to 1995 due to the decrease in hotel revenues from the Transfer. General Partners fees increased from 1995 to 1994
due to an increase in the fee of .75% during  1994.   These fees are based on
gross revenues.

In 1996, the Partnerships recorded an extraordinary gain of $261.6 million for extinguishment of debt related to the Transfer. No similar gains were recorded in 1995 or 1994.

INFLATION

Inflation had no significant impact for years ended December 31, 1996, 1995 and 1994 and is not anticipated to have a significant impact on the hotel operations in the foreseeable future. Furthermore, inflation generally does not affect the contractually fixed long-term financing under which the hotels were purchased. Continued inflation should allow for increased values of the hotels over time as revenues and replacement costs continue to increase.

Item 8  Financial Statements and Supplementary Data

See Index to Combined Financial Statements and Financial Statement Schedule on Page F-1 of Form 10-K. The supplementary financial information prescribed by
Item 302 of Regulation S-K is not applicable.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no reported changes in accountants or disagreements on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10  Directors and Executive Officers of the Registrant

(a, b, c, d & e)  The General Partners of the Partnerships are:

VMS Realty Investment, Ltd., an Illinois General Partnership, the Managing General Partner of the Partnerships.

Prudential-Bache Properties, Inc., a Delaware Corporation, the Minority General Partner of NHP I.

VMS Realty Investment, Ltd. is a limited partnership owned by Azel Realty Corporation (100% owned by Robert D. Van Kampen), PRM Realty Corporation (100% owned by Peter R. Morris), JAS Realty Corporation (100% owned by Joel A. Stone), Brewster Realty Inc. (which is controlled by Messrs. Van Kampen and Stone) and Residential Equities, Ltd. (which is 100% owned by Peter R. Morris) and XCC Investment Corporation (a Delaware Corporation).

VMS Realty Partners ("VMS"), an affiliate of the General Partner, assisted the Managing General Partner in the management and control of the Venture's affairs through November 17, 1993, and Strategic Realty Advisors, Inc. ("SRA"), also an affiliate of the General Partner, replaced VMS in assisting the Managing General Partner effective November 18, 1993. VMS Realty Partners is an Illinois general partnership whose partners are Van Kampen/Morris/Stone, Inc. (100% owned by Robert D. Van Kampen, Peter R. Morris and Joel A. Stone), Residential Equities, Ltd. (100% owned by Mr. Morris), XCC Investment Corporation (a subsidiary of Xerox Credit Corporation) and Brewster Realty, Inc. (100% owned by Messrs. Van Kampen and Stone). A substantial number of the officers of VMS are also officers of entities affiliated with VMS. The principal executive officers of VMS are the following:

        Joel A. Stone             President and Chief Executive Officer and
                                  Member of the Executive Committee
        Peter R. Morris           Member of the Executive Committee
        Robert D. Van Kampen      Member of the Executive Committee
        Stuart Ross               Member of the Executive Committee

The principal executive officers of SRA are the following:

        Joel A. Stone             President and Chief Executive Officer
        Richard A. Berman         Senior Vice President/Secretary
        Thomas A. Gatti           Senior Vice President

JOEL A. STONE, age 52, is President and Chief Executive Officer of Strategic Realty Advisors, Inc., since November 1993. From the inception in 1981 of VMS Realty Partners, he held the positions of President and then Chief Executive Officer. Mr. Stone began his career as an Internal Revenue Agent and worked as a certified public accountant and an attorney specializing in taxation and real estate law. In 1972, Mr. Stone co-founded the certified public accounting firm formerly known as Moss, Stone and Gurdak. In 1979, Mr. Stone joined the Van Kampen group of companies, a privately held business engaged in investment banking and in real estate activities. He served as Senior Vice President of Van Kampen Merritt, Inc. until its sale to Xerox Corporation in 1984. An alumnus of DePaul University, Mr. Stone earned a Bachelor of Science degree in Accounting in 1966 and a Juris Doctorate in 1970. Mr. Stone is a member of the Illinois Bar and a certified public accountant.

PETER R. MORRIS, age 47, is a member of the Executive Committee of VMS, and is one of the three individuals owning the entities that own VMS. From July 1970 to June 1973, Mr. Morris was employed by Continental Wingate Company, Inc., a firm engaged in the development of inner city housing projects, in the capacities of Vice President/Finance, Director/Consulting Division and Executive Assistant to the President. He has published a book and numerous articles relating to real estate development and syndication. Mr. Morris has been involved in the real estate and finance business with Messrs. Van Kampen and Stone since 1977. He received a Bachelor of Arts degree (summa cum laude) from Princeton University in 1971 and a Juris Doctorate (cum laude) from Harvard Law School in 1975.

ROBERT D. VAN KAMPEN, age 58, is a member of the Executive Committee of VMS and is one of the three individuals owning the entities that own VMS. Mr. Van Kampen has been involved in various facets of the municipal and corporate bond business for over 20 years. In 1967, he co-founded the company now known as Van Kampen Merritt, Inc., which specializes in municipal bonds and acts as a sponsor of unit investment trusts. The firm was sold to Xerox Corporation in January 1984. Mr. Van Kampen is a general partner of Van Kampen Enterprises. Mr. Van Kampen received his Bachelor of Science degree from Wheaton College in 1960.

STUART ROSS, age 60, is a member of the Executive Committee of VMS. He is an executive vice president of Xerox Corporation and chairman and chief executive officer of Xerox Financial Services, Inc., a wholly owned subsidiary. Mr. Ross joined Xerox in 1966 and has held a series of financial management positions. he assumed his current position in May 1990. Prior to Xerox, Mr. Ross was a financial representative for The Macmillan Publishing Company from 1963 to 1966, and a public accountant for Harris, Kerr, Forster & Company from 1958 to 1963. Mr. Ross is a director of Crum and Forster, Inc. and Ekco Group, Inc., and a trustee of the State University of New York at Purchase. He received a bachelor of science degree in accounting from New York University in 1958 and a master of business administrative degree from the City College of New York in 1966. Mr. Ross is a certified public accountant.

RICHARD A. BERMAN, age 45, is a Senior Vice President and General Counsel of Strategic Realty Advisors, Inc. From 1986 through 1993, Mr. Berman was employed by VMS Realty Partners and was First Vice President and Corporate Counsel. Prior to joining VMS Realty Partners, Mr. Berman was a partner in the law firm of Gottlieb and Schwartz with his practice concentrated in corporate and real estate law. He received a Juris Doctorate from Northwestern University School of Law (Cum laude, 1976) and a Bachelor of Arts degree from the University of Illinois (high honors, 1973). Mr. Berman is a member of the Illinois Bar.

THOMAS A. GATTI, age 40, is a Senior Vice President - Partnership Accounting of Strategic Realty Advisors, Inc., effective November 18, 1993. Prior to this time, Mr. Gatti was First Vice President - Partnership Accounting with VMS Realty Partners, where he was employed since January, 1982. Prior to joining VMS Realty Partners, he was with Coopers & Lybrand. Mr. Gatti received a Bachelor of Science in Accounting from DePaul University in 1978. Mr. Gatti is a Certified Public Accountant.

Prudential-Bache Properties, Inc.

Prudential-Bache Properties, Inc. (PBP), pursuant to the Partnership Agreement, does not participate in or exercise control over the affairs of the Partnership.

The directors and officers of PBP are as follows:

  Thomas F. Lynch, III                   President, Chief Executive Officer,
                                          Chairman of the Board of Directors,
                                          and Director

  Barbara J. Brooks                      Vice President - Finance and Chief
                                         Financial Officer

  Eugene D. Burak                        Vice President and Chief Accounting
                                         Officer

  Chester A. Piskorowski                 Senior Vice President

  Frank W. Giordano                      Director

  Nathalie P. Maio                       Director

THOMAS F. LYNCH, III, age 38, is the President, Chief Executive Officer, Chairman of the Board of Directors and Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

BARBARA J. BROOKS, age 48, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

EUGENE D. BURAK, age 51, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

CHESTER A. PISKOROWSKI, age 53, is a Senior Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

FRANK W. GIORDANO, age 54, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

NATHALIE P. MAIO, age 46, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

There are no family relationships among any of the foregoing directors or officers. All of the foregoing officers and/or directors have indefinite terms.

(f)  Legal Proceedings

See Item 3, Legal proceedings, for a discussion of legal proceedings during the past five years which may be material to an evaluation of the ability or integrity of any of the aforementioned directors or officers and VMS Realty Partners and its affiliates.

Item 11  Executive Compensation

(a,b,c,d,e,f,g and h)

Neither the General Partners nor the Partnerships pay the officers of the General Partners any current or any proposed compensation in such capacities. In addition, the Partnerships have not given and do not propose to give any options, warrants or rights, including Partnership interests to any such persons. No long-term incentive plan exists with any such persons resulting from his/her resignation, retirement or any other termination. Therefore, tables relating to these topics have been omitted.

For information concerning fees paid or payable to the Managing General Partner or an affiliate thereof, see Item 13. Certain Relationships and Related Transactions.


(j) The Partnerships did not have a Compensation Committee in 1995 and 1994 and do not currently have such a committee. During the 1995 and 1994 fiscal years, no current or former officer or employee of the General Partners or their subsidiaries participated in deliberations regarding the General Partners' compensation as it relates to the Partnerships.


Item 12  Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners.

    No person owns of record or is known by the Managing General Partner to own beneficially more than 5% of the outstanding Units of either of the Partnerships as of December 31, 1995. Partnership I and Partnership II have a 79.12% and 20.78% participation interest, respectively, in the Operating Partnership.

(b) Security ownership of management.

    No partners of VMS Realty Investment, Ltd., VMS Realty Partners, VMS Securities, Inc. or Prudential-Bache Properties, Inc., own any Units in the Partnerships.

    No general partners, officers or directors of the General Partners of the Operating Partnership or the Partnerships possess the right to acquire a beneficial ownership of Units of either of the Partnerships.

(c) Changes in Control

    The Registrant is not aware of any arrangements the operation of which may result in a change of control.

Item 13  Certain Relationships and Related Transactions

The Partnerships are entitled to engage in various transactions involving affiliates of the General Partners of the Partnerships, including the following:

VMS Realty Partners served as asset manager and rendered services in connection with monitoring the activities of the property manager, American General Hospitality, Inc. ("AGHI"), including a review of the Annual Plan for the Hotels and the compliance of the property manager with the terms of the AGHI Management Agreement and the Annual Plan. For these services, the asset manager received a fee equal to 1% of gross revenues of the Hotels plus an additional .75% payable only if sufficient cash flow was available to make such payment. Asset management fees paid in 1996, 1995 and 1994 totaled $1,205,176, $1,403,491 and $1,422,345, respectively, with an additional $105,485 remaining unpaid at December 31, 1995.

An annual salary fee of $50,000 is to be paid to the Managing General Partner of the Partnerships for overseeing the management of the Partnerships' operations. The salary fees for 1996, 1995 and 1994 were paid in the respective years.

An affiliate of the Managing General Partner earns interest on a long-term assignment note which it received in consideration for the assignment and transfer of an agreement it entered into for the purchase of the Hotels from an unaffiliated third party. Pursuant to the Settlement Agreement reached in the matter entitled In re VMS Partnership Securities Litigation (Case No. 90 C
2412), this note ceased to bear interest after April 10, 1991. The long-term assignment note was canceled as part of the Transfer. No payments with respect to the long-term assignment note were made in 1996, 1995 or 1994.

The Operating Partnership reimburses the Managing General Partner and its affiliates for all reasonable costs and expenses incurred by them on behalf of the applicable Partnerships including, without limitation, costs incurred by said parties in performing certain activities, including salaries (plus an allocable portion of overhead billed on an hourly basis), organization costs, loan placement costs, travel and communication expenses of staff members engaged in such activities. The amount paid to the Managing General Partner and its affiliates for these services and costs in 1996, 1995 and 1994 totaled $251,292, $267,744 and $556,865, respectively, with an additional $1,919 and $8,872 remaining unpaid at December 31, 1996 and 1995, respectively.

The Operating Partnership acquired its ownership interest in the Hotels from an affiliate which, in turn, had acquired its ownership interest from Holiday Inns, Inc. For further information, see Note 1 to the Combined Financial Statements.

Reference is made to Note 7 to the Combined Financial Statements for other amounts paid to related parties.

                                    PART IV



Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    The following documents are filed as a part of this report:

       (1)(2) The Combined Financial Statements and Financial Statement Schedule listed in the accompanying Index to Combined Financial Statements and Schedule on page F-1 are filed as a part of this report.

       (3)      The following exhibits are filed as part of this report:

                (I) Agreement of Limited Partnership of VMS National Hotel Portfolio I; (this exhibit is incorporated by reference to the Form 10 dated September 5, 1986.)

                (ii) Agreement of Limited Partnership of VMS National Hotel Portfolio II; (this exhibit is incorporated by reference
                       to the Form 10 dated September   5, 1986.)

                (iii) Amended and Restated Agreement of General Partnership of VMS National Hotel Partners. (This exhibit is incorporated by reference to the Form 10 dated September 5, 1986.)

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

(c)    See Item 14(a)(3) above.

(d) There are no additional financial schedules which are required to be presented pursuant to Regulation S-X.

                                   SIGNATURES



PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VMS National Hotel Partners
(Registrant)


By:    VMS National Hotel Portfolio I

       By: VMS Realty Investment, Ltd.
           Managing General Partner

       By: JAS Realty Corporation


       By: /s/ Joel A. Stone                           Date: March 24, 1997
           ------------------------------
           Joel A. Stone, President


       By: /s/ Thomas A. Gatti                         Date: March 24, 1997
           --------------------------------------
           Thomas A. Gatti, Senior Vice President

By:    VMS National Hotel Portfolio II

       By: VMS Realty Investment, Ltd.
           Managing General Partner

       By: JAS Realty Corporation


       By: /s/ Joel A. Stone                         Date: March 24, 1997
           --------------------------------
           Joel A. Stone, President



       By: /s/ Thomas A. Gatti                       Date: March 24, 1997
           --------------------------------------
           Thomas A. Gatti, Senior Vice President

INDEX TO COMBINED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                       Pages
                                                                       -----

Report of Independent Auditors                                          F-2

Combined Financial Statements:

   Combined Balance Sheets - December 31, 1996 and 1995                 F-3

   Combined Statements of Operations for the years ended
     December 31, 1996, 1995 and 1994                                   F-4

   Combined Statements of Partners' Capital (Deficit) for
     the years ended December 31, 1996, 1995 and 1994                   F-5

   Combined Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994                                   F-6

   Notes to the Combined Financial Statements                           F-8


Schedule:

   III - Real Estate and Accumulated Depreciation as of
     December 31, 1996                                                 F-16

Schedules other than the one listed are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                        REPORT OF INDEPENDENT AUDITORS



To the Partners of

    VMS National Hotel Portfolio I,
    VMS National Hotel Portfolio II and
    VMS National Hotel Partners

We have audited the accompanying combined balance sheets of VMS NATIONAL HOTEL PORTFOLIO I, VMS NATIONAL HOTEL PORTFOLIO II (Illinois limited partnerships) and VMS NATIONAL HOTEL PARTNERS (an Illinois general partnership), (collectively the "Partnerships"), as of December 31, 1996 and 1995, and the related combined statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of VMS NATIONAL HOTEL PORTFOLIO I, VMS NATIONAL HOTEL PORTFOLIO II and VMS NATIONAL HOTEL PARTNERS at December 31, 1996 and 1995, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        ERNST & YOUNG LLP



Chicago, Illinois
March 13, 1997

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                            COMBINED BALANCE SHEETS



ASSETS

                                                    December 31, 1996     December 31, 1995
                                                    -----------------     -----------------
Property and improvements:
  Land                                              $             ---      $      15,571,626
  Buildings and improvements                                      ---            149,020,464
  Equipment, furniture and fixtures                               ---             58,309,267
                                                    -----------------      -----------------
                                                                  ---            222,901,357
  Less accumulated depreciation                                   ---           (124,401,350)
                                                    -----------------      -----------------

                                                                  ---             98,500,007
                                                                  ---
Property and improvements held for sale                           ---              1,799,857

Cash and cash equivalents                                     847,399              6,179,655
Escrow and other deposits                                         ---                103,988
Accounts receivable                                               ---              2,676,744
Interest receivable                                            29,664                191,632
Prepaid expenses                                                  ---              1,403,700
Inventories                                                       ---              1,642,633
Other deferred costs                                              ---                388,400
                                                    -----------------      -----------------

Total assets                                        $         877,063      $     112,886,616
                                                    =================      =================



LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
Mortgage loans payable                              $             ---      $     261,170,960
Accrued interest payable                                          ---            102,866,332
Other accounts payable and accrued expenses:
  Affiliates                                                    1,919                114,357
  Nonaffiliates                                                97,333              5,453,963
                                                    -----------------      -----------------

Total liabilities                                              99,252            369,605,612
                                                    -----------------      -----------------

Partners' capital (deficit):
  General Partners                                           (684,087)            (3,513,379)
  Limited Partners:
    Portfolio I - 514 Interests                               980,393           (202,197,907)
    Portfolio II - 135 Interests                              481,505            (51,007,710)
                                                    -----------------      -----------------

Total partners' capital (deficit)                             777,811           (256,718,996)
                                                    -----------------      -----------------

Total liabilities and partners' capital (deficit)   $         877,063      $     112,886,616
                                                    =================      =================





                The accompanying notes are an integral part of
                      the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF OPERATIONS




                                                                                             Year Ended December 31,
                                                                                ---------------------------------------------------
HOTEL OPERATIONS                                                                     1996            1995               1994
                                                                                -------------  ----------------  ------------------
Revenues:
   Rooms                                                                        $  46,593,341  $    58,597,065   $      58,228,697
   Food and beverage                                                               11,379,465       15,739,522          16,540,778
   Telephone                                                                        2,229,625        2,539,273           2,666,707
   Other                                                                            2,638,080        3,168,195           3,051,952
                                                                                -------------  ----------------  ------------------

    Total hotel revenues                                                           62,840,511       80,044,055          80,488,134

Direct costs and expenses:
   Rooms                                                                           11,866,634       15,619,368          16,350,929
   Food and beverage                                                                9,599,143       13,189,654          14,220,427
   Telephone                                                                        2,177,871        2,881,070           3,653,496
   Other                                                                            1,559,891        2,024,464           1,750,864
                                                                                -------------  ----------------  ------------------

    Total direct hotel costs and expenses                                          25,203,539       33,714,556          35,975,716

Unallocated expenses:
   Administrative and general                                                       6,809,682       10,918,689          10,491,609
   Management fees                                                                  1,349,601        1,547,350           1,245,088
   Marketing                                                                        5,829,277        7,885,422           8,359,760
   Energy                                                                           2,978,149        4,006,605           4,284,447
   Property operations and maintenance                                              2,973,509        4,552,972           4,478,153
   Property taxes and insurance                                                     2,490,445        3,168,431           3,025,553
   Rent                                                                               802,432        1,161,738             815,319
   Mortgage interest expense                                                       16,455,405       22,342,886          29,428,682
   Depreciation                                                                           ---       10,362,227          12,049,280
   Provision to reflect impairment in the value
     of property and improvements                                                         ---       38,200,000                 ---
                                                                                -------------  ----------------  ------------------

    Total unallocated expenses                                                     39,688,500      104,146,320          74,177,891
                                                                                -------------  ----------------  ------------------

Loss from hotel operations                                                         (2,051,528)     (57,816,821)        (29,665,473)
                                                                                -------------  ----------------  ------------------

PARTNERSHIP OPERATIONS

Revenues:
Interest on subscription notes                                                         65,092           60,705              18,722
Interest on temporary investments                                                      47,761          133,046             472,852
                                                                                -------------  ----------------  ------------------

    Total partnership revenues                                                        112,853          193,751             491,574
                                                                                -------------  ----------------  ------------------

Expenses:
Managing General Partners' fees                                                     1,023,089        1,450,767           1,425,907
Professional, consulting and other fees:
   Affiliates                                                                         253,251          221,720             364,745
   Nonaffiliates                                                                      488,637          463,510             336,581
Interest expense - affiliates                                                             ---              ---               2,263
                                                                                -------------  ----------------  ------------------

    Total partnership expenses                                                      1,764,977        2,135,997           2,129,496
                                                                                -------------  ----------------  ------------------

Loss from partnership operations                                                   (1,652,124)      (1,942,246)         (1,637,922)
                                                                                -------------  ----------------  ------------------

REORGANIZATION ITEMS:

Professional, consulting and other fees                                               410,000              ---           2,504,215
                                                                                -------------  ----------------  ------------------

    Total reorganization expenses                                                     410,000              ---           2,504,215
                                                                                -------------  ----------------  ------------------

Loss before provision for loss on property and improvements held for sale, loss recognized on sale of property and improvements, and extraordinary
     gain from extinguishment of debt                                              (4,113,652)     (59,759,067)        (33,807,610)

Provision for loss on property and improvements held for sale                             ---              ---          (3,338,000)

Loss recognized on sale of property and improvements                                      ---         (510,012)         (4,451,014)
                                                                                -------------  ----------------  ------------------

Loss before extraordinary gain from extinguishment of debt                         (4,113,652)     (60,269,079)        (41,596,624)

Extraordinary gain from extinguishment of debt                                    261,556,070              ---                 ---
                                                                                -------------  ----------------  ------------------

Net income (loss)                                                               $ 257,442,418  $   (60,269,079)  $     (41,596,624)
                                                                                =============  ================  ==================

Net income (loss) allocated to General Partners                                 $   2,829,292  $      (662,358)  $        (457,147)
                                                                                =============  ================  ==================

Net income (loss)allocated to Limited Partners                                  $ 254,613,126  $   (59,606,721)  $     (41,139,477)
                                                                                =============  ================  ==================

Loss before extraordinary item
  Portfolio I (514 Interests)                                                   $      (6,315) $       (92,518)  $         (63,854)
                                                                                =============  ================  ==================
  Portfolio II (135 Interests)                                                  $      (6,094) $       (89,279)  $         (61,618)
                                                                                =============  ================  ==================

Extraordinary item
  Portfolio I (514 Interests)                                                   $     401,509  $           ---   $             ---
                                                                                =============  ================  ==================
  Portfolio II (135 Interests)                                                  $     387,452  $           ---   $             ---
                                                                                =============  ================  ==================

Net income (loss)
  Portfolio I (514 Interests)                                                   $     395,194  $       (92,518)  $         (63,854)
                                                                                =============  ================  ==================
  Portfolio II (135 Interests)                                                  $     381,358  $       (89,279)  $         (61,618)
                                                                                =============  ================  ==================

     The accompanying notes are an integral part  of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
               COMBINED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   VMS National
                                       Hotel
                                      Partners                           VMS National Hotel Portfolio I
                                   ------------   -------------------------------------------------------------------------------
                                                                                  Limited Partners
                                                                 -----------------------------------------------
                                     General        General                        Subscription
                                     Partners       Partners         Total             Notes            Net            Total
                                   ------------   ------------   --------------    -------------   -------------   --------------
Partners' deficit at
 January 1, 1994                   $  (231,269)   $(1,722,142)   $ (120,614,416)   $ (1,579,039)   $(122,193,455)  $ (123,915,597)

Collection on
  subscription notes                       ---            ---               ---         221,702          221,702          221,702

Net loss for the year                  (41,597)      (331,525)      (32,820,984)            ---      (32,820,984)     (33,152,509)
                                   ------------   ------------   --------------    -------------   -------------   --------------

Partners' deficit at
December 31, 1994                     (272,866)    (2,053,667)     (153,435,400)     (1,357,337)    (154,792,737)    (156,846,404)

Collection on
  subscription notes                       ---            ---               ---         148,941          148,941          148,941

Net loss for the year                  (60,269)      (480,345)      (47,554,111)            ---      (47,554,111)     (48,034,456)
                                   ------------   ------------   --------------    -------------   -------------   --------------

Partners' deficit at
December 31, 1995                     (333,135)    (2,534,012)     (200,989,511)     (1,208,396)    (202,197,907)    (204,731,919)

Collection on
  subscription notes                       ---            ---               ---          48,509           48,509           48,509

Net income for the year                257,442      2,051,816       203,129,791             ---      203,129,791      205,181,607
                                   ------------   ------------   --------------    -------------   -------------   --------------

Partners' capital (deficit) at
 December 31, 1996                 $   (75,693)   $  (482,196)   $    2,140,280    $ (1,159,887)   $     980,393   $      498,197
                                   ============   ============   ==============    =============   =============   ==============


                                                            VMS National Hotel Portfolio II
                                   ---------------------------------------------------------------------------
                                                                  Limited Partners
                                                 --------------------------------------------
                                     General                      Subscription                                      Combined
                                     Partners       Total            Notes           Net            Total            Totals
                                   -----------   -------------    -----------   -------------    -------------    --------------
Partners' deficit at
 January 1, 1994                   $ (440,463)   $ (30,453,457)   $ (232,837)   $ (30,686,294)   $ (31,126,757)   $ (155,273,623)

Collection on
  subscription notes                      ---              ---        40,633           40,633           40,633           262,335

Net loss for the year                 (84,025)      (8,318,493)          ---       (8,318,493)      (8,402,518)      (41,596,624)
                                   -----------   -------------    -----------   -------------    -------------    --------------

Partners' deficit at
December 31, 1994                    (524,488)     (38,771,950)     (192,204)     (38,964,154)     (39,488,642)     (196,607,912)

Collection on
  subscription notes                      ---              ---         9,054            9,054            9,054           157,995

Net loss for the year                (121,744)     (12,052,610)          ---      (12,052,610)     (12,174,354)      (60,269,079)
                                   -----------   -------------    -----------   -------------    -------------    --------------

Partners' deficit at
December 31, 1995                    (646,232)     (50,824,560)     (183,150)     (51,007,710)     (51,653,942)     (256,718,996)

Collection on
  subscription notes                      ---              ---         5,880            5,880            5,880            54,389

Net income for the year               520,034       51,483,335           ---       51,483,335       52,003,368       257,442,418
                                   -----------   -------------    -----------   -------------    -------------    --------------

Partners' capital (deficit) at
 December 31, 1996                 $ (126,198)   $     658,775    $ (177,270)   $     481,505    $     355,306    $      777,811
                                   ===========   =============    ===========   =============    =============    ==============




          The accompanying notes are an integral part of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF CASH FLOWS



                                                                                               Year Ended December 31,
                                                                                  ------------------------------------------------
                                                                                      1996               1995             1994
                                                                                  --------------   --------------   --------------
OPERATING AND REORGANIZATION ACTIVITIES

Net income (loss)                                                                 $  257,442,418   $  (60,269,079)  $  (41,596,624)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating  and reorganization activities:
    Loss recognized on sale of property and improvements                                     ---          510,012        4,451,014
    Depreciation                                                                             ---       10,362,227       12,049,280
    Provision to reflect impairment in the value of property and improvements                ---       38,200,000              ---
    Provision for loss on property and improvements held for sale                            ---              ---        3,338,000
    Extraordinary gain from the extinguishment of debt                              (261,556,070)             ---              ---
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                          (302,664)       1,094,671         (958,641)
    Decrease in interest receivable                                                      161,968           22,000            5,252
    Decrease (increase)  in prepaid expenses                                             749,402         (995,151)        (282,582)
    Decrease in inventories                                                               20,990           15,991          122,708
    Decrease in other deferred costs                                                       3,841           37,126           42,599
    Increase (decrease) in accounts payable and accrued expenses                       2,342,146       (1,673,979)      (2,599,252)
    (Decrease) increase in accrued interest payable                                   (3,148,216)      14,842,886       23,928,682
                                                                                  --------------   --------------   --------------

NET CASH (USED IN) PROVIDED BY OPERATING
    AND REORGANIZATION ACTIVITIES                                                     (4,286,185)       2,146,704       (1,499,564)
                                                                                  --------------   --------------   --------------

INVESTING ACTIVITIES
    Additions to property and improvements                                            (1,904,608)      (6,285,876)      (4,868,299)
    Net proceeds from transfer of deeds to property and improvements                     810,160              ---              ---
    Net proceeds from sale of property and improvements                                      ---        1,739,800        2,312,073
    Principal payoff received on note receivable                                             ---              ---        1,490,273
                                                                                  --------------   --------------   --------------

NET CASH USED IN INVESTING ACTIVITIES                                                 (1,094,448)      (4,546,076)      (1,065,953)
                                                                                  --------------   --------------   --------------

FINANCING ACTIVITIES
    Partners' capital contributions                                                       54,389          157,995          262,335
    Principal payment on mortgage loan payable                                               ---       (1,582,967)      (3,778,618)
    (Increase) decrease in escrow and other deposits                                      (6,012)         163,857          357,986
                                                                                  --------------   --------------   --------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       48,377       (1,261,115)      (3,158,297)
                                                                                  --------------   --------------   --------------

Net decrease in cash and cash equivalents                                             (5,332,256)      (3,660,487)      (5,723,814)
                                                                                  --------------   --------------   --------------

Cash and cash equivalents at beginning of year                                         6,179,655        9,840,142       15,563,956
                                                                                  --------------   --------------   --------------

Cash and cash equivalents at end of year                                          $      847,399   $    6,179,655   $    9,840,142
                                                                                  ==============   ==============   ==============

Interest Paid                                                                     $   19,603,621   $    7,500,000   $    5,500,000
                                                                                  ==============   ==============   ==============




          The accompanying notes are an integral part of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                 COMBINED STATEMENTS OF CASH FLOWS (continued)




Supplemental disclosure of noncash investing and financing activities:


The following assets and liabilities were transferred to the senior lender in consideration for t indebtedness on September 26, 1996:


Property and improvements                                  $ 102,204,472
Cash and cash equivalents                                        214,840
Escrow and other deposits                                        110,000
Accounts receivable                                            2,979,408
Prepaid expenses                                                 654,298
Inventories                                                    1,621,643
Other deferred costs                                             384,559
                                                           -------------
    Total assets                                           $ 108,169,220
                                                           =============

Mortgage loan payable                                      $ 261,170,960
Accrued interest payable                                      99,718,116
Other accounts payable and accrued expenses                    7,811,214
                                                           -------------
    Total liabilities                                      $ 368,700,290
                                                           =============





     The accompanying notes are an integral part of the combined financial statements.

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS


                  NOTES TO THE COMBINED FINANCIAL STATEMENTS

1.  Organization

    VMS National Hotel Partners, an Illinois general partnership (the "Operating Partnership") was formed on November 1, 1985 under the laws of the State of Illinois and commenced operations on November 26, 1985, the date of the Hotel acquisitions. The Operating Partnership was formed to acquire, own and operate twenty-four Holiday Inn hotels (the "Hotels"). The Operating Partnership conveyed thirteen of the Hotels to other affiliated partnerships (the "Subpartnerships") that each own and operate a Hotel (as used herein, the term "Operating Partnership" includes the subpartnerships where context requires). The Operating Partnership holds at least a 99% interest as a general partner in each Subpartnership. VMS Realty, Inc., an Illinois corporation, is the Managing General Partner of the Operating Partnership. in 1995 one Hotel was sold and in 1994 two of the Hotels were sold.

    VMS National Hotel Portfolio I ("Portfolio I") and VMS National Hotel Portfolio II ("Portfolio II") are illinois limited partnerships formed to purchase an aggregate 99.9% interest as General Partners in the Operating Partnership (as used herein, the term partnerships includes the Operating Partnership, Portfolio I and Portfolio II where context requires). VMS Realty Investment, ltd. is the managing General Partner of Portfolios I and
    II. In addition, an unaffiliated corporation is the minority General Partner of Portfolio I.

    On August 13, 1993 and again on May 10, 1996, the Operating Partnership filed for Chapter 11 Bankruptcy Protection in the United States Bankruptcy Court for the Central District of California. The filings included only the Operating Partnership and excluded Portfolio I and Portfolio II. On May 9, 1994, the United States Bankruptcy Court, Northern District of Illinois, confirmed the original plan of reorganization (the "Plan") subject to the final negotiations of the Second Amended and Restated Note purchase and Loan Agreement and certain other events. On July 27, 1994, the Second Amended and Restated Note Purchase and Loan Agreement (the "Loan Agreement") was consummated and the remaining terms of the plan were finalized on August 11, 1994. Under the Plan, the Operating Partnership was to sell properties as stated in the Loan Agreement. Pursuant to the Plan, all pre-petition payables have been paid. The Operating Partnership subsequently negotiated a further restructuring of its outstanding debt with certain secured lenders. As a result, the Operating Partnership filed a second pre-packaged Plan of Reorganization (the "Second Plan") on May 10, 1996. The Second Plan was confirmed by the court on July 24, 1996. Pursuant to the Second Plan, the deeds to the properties were transferred to the senior lender on September 26, 1996 in consideration for the cancellation of the senior indebtedness (the "Transfer") (See Note 5).

    As a result of the Transfer, the Partnerships recognized an extraordinary gain of $214,542,473 for financial reporting purposes, which represents the excess of the remaining senior debt, related accrued interest, other operating liabilities and net cash received by the Partnerships of $810,160 (in conjunction with the Transfer, VMS National Hotel Partners received amounts in lieu of sales advisory fees totaling $1,025,000 from the senior lender, net of $214,840 of operating cash transferred to the senior lender), over the carrying value of the property and improvements and operating assets transferred. In addition, the Partnerships Recognized an extraordinary gain of $47,013,597 from the cancellation of the junior mortgage indebtedness pursuant to the Second Plan (see Note 5).

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS


            NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


2.  Summary of Significant Accounting Policies

    A. Basis of Combination: The accompanying combined financial statements include the accounts of Portfolio I, Portfolio II and the Operating Partnership (collectively the "Partnership"). Significant intercompany accounts and transactions have been eliminated in the combination of these financial statements.

    b. The 1996 and 1994 combined financial statements reflect the financial reporting guidance prescribed by the AICPA Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", during the periods the Operating Partnership was in bankruptcy (August 13, 1993 through August 11, 1994 and again May 10, 1996 through July 24, 1996). The Operating Partnership's assets and liabilities were stated at their Plan determined values at August 11, 1994, which resulted in 1994 and 1993 contractual mortgage interest not previously recognized pursuant to SOP 90-7, being recognized in the 1994 combined financial statements. Included in interest expense recognized during the fourth quarter of 1994 is $13,930,533 and $5,741,314 of previously unrecognized contractual interest relating to the period January 1, 1994 through August 10, 1994 and from August 13, 1993 to December 31, 1993, respectively. During 1996, all contractual interest was paid.

         Items of income or expense that were realized or incurred as a result of the reorganization are included in the combined statement of operations as reorganization items. During 1996 and 1994, $410,000 and $2,504,215, respectively, were paid for professional, consulting and other fees for the administration of Chapter 11 proceedings.

    C. Method of Accounting: The books and records are maintained on the accrual basis of accounting used for federal income tax reporting purposes. The accompanying combined financial statements have been prepared from these records, after making appropriate adjustments, to reflect the accounts in accordance with generally accepted accounting principles (GAAP). The significant items causing these adjustments are: (1) the differing lives and methods of depreciation used (see below); (2) provision to reflect impairment in the value of property and improvements recorded under the GAAP basis not recorded under a tax basis; (3) the treatment of certain fees and other consideration due to the managing general partner and its affiliates (see below); (4) the costs incurred in connection with raising capital (offering costs) and subscription notes, which are treated as reductions to the Limited Partners' capital for GAAP purposes and as assets for tax purposes; (5) the differing lives over which deferred loan costs are being amortized; and (6) the treatment of restructured debt.

    D. Property and Improvements: Property and improvements were stated at cost, net of reductions to reflect impairment in the value of property and improvements (GAAP basis). Depreciation was computed using the following methods and useful lives:

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS


            NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


2.  Summary of Significant Accounting Policies


                                      GAAP Basis                                       Tax Basis
                        -----------------------------------            ---------------------------------------
                                         Lives                                           Lives
                               Method               Years                       Method                Years
                        -----------------------------------            ---------------------------------------
Building and            Straight-line             7.5 to 39            Straight-line                 19 or 39
  improvements                                                         (ACRS)
Personal                Straight-line              3 to 5              150% declining-balance           5
  property                                                             (ACRS)

                                                                       200% declining-balance       5, 7 or 15
                                                                       (Modified ACRS) for
                                                                       assets acquired in 1987
                                                                       through 1990


           In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,
           which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets
           are  less than  the assets   carrying amount.
           Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed
           of.   The Partnerships   adopted  Statement 121 in
           the first quarter of 1996 and, based on current circumstances, the effects of adoption are as follows: pursuant to the Plan, all remaining properties had been held for sale and accordingly were classified as Property and Improvements held for sale on the Combined Balance Sheet as January 1, 1996 and no further depreciation expense was recorded subsequent to that date.

      E.   Fees  and expenses  Paid to  Affiliates:   Various
           fees and expense reimbursements are made to the Managing General Partner and its affiliates. These charges are accounted for using the following basis:

                                                GAAP Basis                      Tax Basis
                                          ---------------------------           -----------
               Salary reim-              Charged to expense in the             Deducted in
               bursement fee             year service is rendered              the year paid

               Asset management          Charged to expense in the             Deducted in
               fee                       year service is rendered              the year paid

               Assignment note           Interest has been waived              The note was discounted in
               interest                  under the terms of the                1991, with the discount
                                         note agreements                       being amortized through
                                                                               maturity date.


                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS

            NOTES TO THE COMBINED FINANCIAL STATEMENTS  (CONTINUED)


2.   Summary of Significant Accounting Policies  (Continued)




         F.    Inventories:   Inventories were carried at  the lower of cost,
               determined in accordance with the first-in first-out method, or market.

         G.    Income Taxes:   No provision (benefit)  for income taxes or
               related credits has been recorded in the Partnerships' combined financial statements as the results of their operations are includable in the income tax returns of the Partners.

         H.    Cash Equivalents and Other  Financial Instruments:   The
               Partnerships consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents and other financial instruments are carried at cost which approximates their fair value, based upon their relatively short maturity.

         I. Use of Estimates: The preparation of the combined financial statements in conformity with generally accepted accounted principles requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Actual results could differ from those estimates.

3.   Partnership Agreements

     Profits and losses of the Operating Partnership are allocated to Portfolio I and Portfolio II on a pro rata basis using the ratio of their respective Limited Partnership units issued and outstanding. The profits and losses of Portfolio I and Portfolio II are allocated 99% to the Limited Partners and 1% to the General Partners.

     Cash flow distributions of the Operating Partnership will be made as follows: 99.9% in total to Portfolio I and Portfolio II, on a pro rata basis in proportion to their contributions to the Operating Partnership. The remaining .1% will be distributed equally to the two General
     Partners of the Operating Partnership. Cash flow distributions by Portfolio I and Portfolio II will be made at the discretion of the Managing General Partner first to the Limited Partners in an amount equal to 12% per annum (on a noncumulative basis) of their contributed capital, then to the extent that cash flow is available to pay the General Partners of Portfolio I and Portfolio II a subordinated incentive fee in an amount
     equal to 28.57% of remaining cash flow.   For Portfolio I, 20.86% will be
     paid to the Managing General Partner and 7.71% will be paid to the Minority General Partner. Any remaining cash flow will be distributed 99% to the Limited Partners and 1% to the General Partners.

     Distributions arising from the sale or refinancing of the Hotels owned by the Operating Partnership will be allocated 99.9% to Portfolio I and Portfolio II in an amount proportionate to the capital contributions made by each Partnership to the Operating Partnership, and .1% will be allocated equally to the General Partners of the Operating Partnership.

     Distributions resulting from the sale or refinancing of Hotels received by Portfolio I and Portfolio II, to the extent of 1% of the net proceeds from a SSSpecial Capital Item (as defined in the Partnership Agreements), shall be distributed first to Banyan Short Term Income Trust ("Special Limited Partner") in consideration for interim financing
     provided by the Trust to the Operating Partnership.   The remaining
     amount shall be distributed in the following priority: (1) to the Limited Partners until each Limited Partner has received distributions of Capital Items equal to

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS

            NOTES TO THE COMBINED FINANCIAL STATEMENTS  (CONTINUED)


3.   Partnership Ageements (Continued)

     his adjusted capital contributions; (2) to the Limited Partners until the amount so distributed combined with all amounts previously distributed equals 10% per annum of the Limited Partners' average capital contribution (on a cumulative basis); (3) to the Managing General Partner of Portfolio I and Portfolio II in an amount equal to its adjusted capital contribution; (4) 90% of the Preference Amount (defined as 9.05% of the purchase price of the property, increased by 6% per year until the date of the sale or refinancing) shall be distributed to the Limited Partners and 10% to the General Partners (with respect to Portfolio I, 7.3% to the Managing General Partner and 2.7% to the Minority General Partner); (5) of the balance, if any, 70% will be distributed to the Limited Partners and 30% to the General Partners (with respect to Portfolio I, 21.9% to the Managing General Partner and 8.1% to the Minority General Partner).

4.   Subscription Notes

     Under the terms of the Partnership Agreements for Portfolio I and Portfolio II, the General Partners offered 514 and 135 units of Limited Partnership interests, respectively. All units offered were sold as of
     December 31, 1985.   The Limited Partners agreed to contribute
     capital of $77,100,000 (reduced to $77,082,812 as of December 31, 1992 by investors opting out of the settlement agreement) to Portfolio I and $20,250,000 to Portfolio II. Of these amounts, $75,922,925 and $20,072,730, respectively, had been contributed to each as of December
     31, 1996.   The remaining  balance, in the aggregate amount of
     $1,337,157 as of December 31, 1996, is represented by promissory notes of the Limited Partners.  This balance is included in the combined
     financial statements as a reduction of Partners' Capital.   The
     promissory notes as originally executed required that the Limited Partners make installment payments to Portfolios I and II with the final installment due March 1, 1990. However, a settlement agreement has been reached which enables the settling Limited Partners to have the option of making their remaining principal payments on terms more favorable than originally provided in their subscription notes. Amounts due from those Limited Partners not paying under the more favorable terms are considered
     past due.   The principal amounts due from those Limited Partners paying under the more favorable terms bear interest at prime plus 2% per annum. The principal amounts due from Limited Partners considered past due bear interest at 18% per annum.

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS


            NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)

5.   Mortgage Loans Payable

     Mortgage loans payable consist of the following:

                                                                         1996                 1995
                                                                         ----                 ----
       Non-recourse, non-interest  bearing (subsequent  to
       April 10, 1991), junior mortgage loans payable to
       Partners Liquidating Trust, (PLT) an unaffiliated
       entity.  VMS assigned their interest in the loans to
       PLT in 1993.  No previously unpaid interest was paid
       on these loans during 1996, 1995 or 1994.  Interest in
       arrears at December 31, 1995 totaled $5,248,328.
       Pursuant to the Second Plan, the junior mortgage loans
       and related accrued interest were forgiven  as  of
       September 26, 1996.                                        $        ---          $ 41,765,269




       10% non-recourse first mortgage loans, with
       principal and interest payable from available cash
       flow, including proceeds from hotel sales (see
       below).  Total cash flow payments of $19,603,621,
       $7,500,000 and $5,500,000 (representing interest)
       were made in 1996, 1995 and 1994, respectively.
       Interest in arrears at December 31, 1995 totaled
       $97,618,004. The first mortgage loans, and
       related accrued interest, were canceled in
       conjunction with the Transfer.                             $          ---        $219,405,691
                                                                  -----------------     ------------

                                                                  $         ---         $261,170,960
                                                                  -----------------     ============




     In 1995, the Partnerships sold the Milwaukee West Quality Inn to an unaffiliated third party at a gross sales price of $1,800,000. The Partnerships recognized a loss of $886,000 at December 31, 1994 for financial reporting purposes to reduce the carrying value of the Quality Inn to its estimated sales price, and an additional loss of $510,012 was recognized in 1995 as a result of a downward adjustment of the sales price as well as the payment of costs associated with the closing. Principal on the first mortgage of $1,582,967 was repaid out of the sale proceeds. In addition, the Operating Partnership received $36,000 in repayment of the closing payment.

     In 1994, the Partnerships sold the Jackson Inn and the Detroit Clarion Inn to unaffiliated third parties at a gross sales price of $2,400,000. The Partnerships recognized a loss of $3,970,066 at December 31, 1993 for financial reporting purposes to reduce the carrying value of the Jackson Inn assets to the sales price, and a loss of $5,941,287 on the sale of the Detroit Clarion Inn in 1994. Principal on the first mortgage
     of $2,052,768 was repaid out of the sales proceeds.   In addition, during
     1994 the Operating Partnership received $1,490,273 as payment in full on the principal balance of a note receivable related to the 1992 sale of the Seattle Crowne Plaza, not previously recognized by the Operating Partnership. The Operating Partnership also received $292,990 of accrued interest related to the note receivable. Of the total received, the Operating Partnership retained $57,413 towards repayment of closing costs and $1,725,850 was repaid on the principal of the first mortgage. The principal portion of the note receivable has been recorded as a reduction of the 1994 loss on sale of property and improvements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS

            NOTES TO THE COMBINED FINANCIAL STATEMENTS  (CONTINUED)




5.  Mortgage Loans Payable (continued)

    In accordance with SOP 90-7, the accrual of interest on all mortgage loans was discontinued as of the bankruptcy filing dates due to the "unsecured" or "undersecured" positions on these Notes obligations. All of the 1996 contractual interest was paid and recorded in 1996. The accrual of interest in 1994 was resumed on August 11, 1994 when the Operating Partnership emerged from bankruptcy, at which time previously unrecorded 1994 contractual interest and $5,741,314 of previously unrecorded 1993 contractual interest was recognized.

6.  Management Agreement

    Management of the Holiday Inn and Crowne Plaza hotel properties (the "Hotels") owned by the Partnerships was performed by American General Hospitality, Inc. ("AGHI") Under the terms of the management agreement with AGHI, the Operating Partnership was assessed a basic management fee at the lesser of 2.25% of gross revenue, as defined, or the amount of available cash flow in excess of the base year cash flow as set forth in the management agreement. During 1996, 1995 and 1994 management fees of $1,349,601, $1,547,350 and $1,245,088, respectively, were incurred under the agreement with AGHI.

7.  Related Party Transactions

    Under the terms of the various Partnership Agreements, the Managing
    General Partner and its affiliates are to provide management, financing, organization and other services to the Partnerships in return for certain fees as follows:

                                          1996                       1995                         1994
                                 -----------------------    ----------------------      -----------------------
                                    Paid        Payable        Paid       Payable           Paid       Payable
                                 -----------------------    ----------------------      ----------------------
   Managing General
    Partner salary (1)           $   50,000     $     ---   $    50,000   $      ---     $  100,000    $     ---
   Asset Management
    fees (2)                      1,205,176           ---     1,403,491      105,485      1,422,345      108,209
                                 ----------     ---------    ----------   ----------      ---------    ---------

   Total management
    fees and salary               1,255,176           ---     1,453,491      105,485      1,522,345      108,209

   Other services
    and costs (3)                   251,292         1,919       267,744        8,872        556,865       18,012
                                 ----------     ---------   -----------   -----------    ----------    ---------

                                 $1,506,468     $   1,919   $ 1,721,235   $   114,357    $2,079,210    $ 126,221
                                 ==========     =========   ===========   ===========    ==========    =========

(1) The Partnership Agreements specify the dollar amount of the fees. The various Partnerships are obligated to incur $50,000 per year of salary fees in the future.

(2) This fee is assessed at 1.75% of gross revenue of the Hotels.

(3) These fees represent reimbursement for partnership accounting, due diligence, data processing and travel and communication expenses incurred by affiliates of the Managing General Partner for operation of the Partnerships.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS

            NOTES TO THE COMBINED FINANCIAL STATEMENTS  (CONTINUED)




8.   Lease Commitments

     The Operating Partnership  leased the  land on  which five hotel
     properties were located.   Rent  expense under these leases was
     approximately $640,394, $894,986 and $533,114 for the years  ended
     December 31, 1996, 1995 and 1994, respectively.   The Operating
     Partnership is no longer obligated under the lease commitments due to the Transfer.

9.   Litigation

     The Operating Partnership is involved in various claims and legal actions related to the operations of the Hotels. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Operating Partnership's financial position.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION





                                                                                      1996             1995                1994
                                                                                --------------    ---------------    ---------------
Reconciliation of Real Estate:

Balance at beginning of year                                                    $  222,901,357    $   254,815,481    $  281,098,831
   Improvements                                                                      1,904,608          6,285,876         4,868,299
   Provision to reflect impairment in the value
      of property and improvements                                                         ---        (38,200,000)              ---
   Reduction due to transfer of deeds to the hotels (1)                           (224,805,965)               ---               ---
   Reduction due to sale of hotels                                                         ---                ---       (31,151,649)
                                                                                --------------    ---------------    ---------------
Balance at end of year                                                          $          ---    $   222,901,357    $  254,815,481
                                                                                ==============    ===============    ===============



Reconciliation of Accumulated Depreciation:

Balance at beginning of year                                                    $  124,401,350    $   114,039,123    $  118,295,115
   Depreciation during the year                                                            ---         10,362,227        12,049,280
   Reduction due to transfer of deeds to the hotels (1)                           (124,401,350)               ---               ---
   Reduction due to sale of hotels                                                         ---                ---       (16,305,272)
                                                                                --------------    ---------------    ---------------
Balance at end of year                                                          $          ---    $   124,401,350    $  114,039,123
                                                                                ==============    ===============    ===============

(1) The reduction due to the transfer of deeds to the hotel Second Plan described in Note 1 to the Notes to the Combined Financial Statements.