Form 10-Q
period 1997-03-31
VMS NATIONAL HOTEL PARTNERS
filed 1997-05-13
CIK 792896

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

(X)            Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1997

                                       or

( )         Transition Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
         For the transition period from               to
                                        -------------    -------------

                         Commission File Number 0-14956


                         VMS National Hotel Partners
          ---------------------------------------------------------
           (Exact name of registrant as specified in its charter)





                Illinois                                      36-3370590
      -------------------------------                   ----------------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification Number)


630 Dundee Road, Suite 220, Northbrook, Illinois                  60062
-------------------------------------------------        ----------------------
(Address of principal executive offices)                        (Zip Code)


                                 (847)714-9600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    .  No       .
                                               ------        ------

                                     PART I
Item 1.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                            COMBINED BALANCE SHEETS
                                  (UNAUDITED)


                                    ASSETS

                                               March 31, 1997  December 31, 1996
                                               --------------  -----------------
Cash and cash equivalents                         $   670,103     $   847,399
Interest receivable                                    29,664          29,664
                                                  -----------     -----------

Total assets                                      $   699,767     $   877,063
                                                  ===========     ===========




                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
Other accounts payable and accrued expenses:
  Affiliates                                      $     8,977     $     1,919
  Nonaffiliates                                           ---          97,333
                                                  -----------     -----------

Total liabilities                                       8,977          99,252
                                                  -----------     -----------

Partners' capital (deficit)
  General Partners                                   (685,044)       (684,087)
  Limited Partners:
    Portfolio I - 514 Interests                       911,731         980,393
    Portfolio II - 135 Interests                      464,103         481,505
                                                  -----------     -----------

Total partners' capital (deficit)                     690,790         777,811
                                                  -----------     -----------

Total liabilities and partners' capital (deficit) $   699,767     $   877,063
                                                  ===========     ===========



        The accompanying notes are an integral part of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 and 1996
                                  (UNAUDITED)



HOTEL OPERATIONS                                          1997        1996
                                                       ---------  ------------
Revenues:
   Rooms                                               $      --  $ 14,158,123
   Food and beverage                                          --     3,765,252
   Telephone                                                  --       780,118
   Other                                                      --       772,758
                                                       ---------  ------------

    Total hotel revenues                                      --    19,476,251

Direct costs and expenses:
   Rooms                                                      --     3,665,362
   Food and beverage                                          --     3,084,337
   Telephone                                                  --       720,439
   Other                                                      --       509,324
                                                       ---------  ------------

    Total direct hotel costs and expenses                     --     7,979,462

Unallocated expenses:
   Administrative and general                                 --     2,178,482
   Management fees                                            --       433,261
   Marketing                                                  --     1,851,306
   Energy                                                     --       906,353
   Property operations and maintenance                        --       942,002
   Property taxes and insurance                               --       829,102
   Rent                                                       --       270,008
   Mortgage interest expense                                  --     5,546,081
                                                       ---------  ------------

    Total unallocated expenses                                --    12,956,595
                                                       ---------  ------------

Loss from hotel operations                                    --    (1,459,806)
                                                       ---------  ------------

PARTNERSHIP OPERATIONS

Revenues:
Interest on subscription notes                                --         2,305
Interest on temporary investments                          9,144        15,428
                                                       ---------  ------------

    Total partnership revenues                             9,144        17,733
                                                       ---------  ------------

Expenses:
Managing General Partners' fees                           50,000       325,141
Professional, consulting and other fees:
   Affiliates                                             17,096        70,481
   Nonaffiliates                                          29,069        39,870
                                                       ---------  ------------

    Total partnership expenses                            96,165       435,492
                                                       ---------  ------------

Loss from partnership operations                         (87,021)     (417,759)
                                                       ---------  ------------

Net loss                                               $ (87,021) $ (1,877,565)
                                                       =========  ============

Net loss allocated to General Partners                 $    (957) $    (20,635)
                                                       =========  ============

Net loss allocated to Limited Partners                 $ (86,064) $ (1,856,930)
                                                       =========  ============

Net loss
  Portfolio I (514 Interests)                          $    (134) $     (2,882)
                                                       =========  ============
  Portfolio II (135 Interests)                         $    (129) $     (2,781)
                                                       =========  ============



    The accompanying notes are an integral part of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
               COMBINED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)


                                     VMS National
                                        Hotel                       VMS National Hotel Portfolio I
                                      Partners                           Limited Partners
                                     ----------  ----------------------------------------------------------------
                                       General    General                    Subscription
                                      Partners    Partners       Total           Notes        Net        Total
                                     ----------  ----------   ------------   ------------   ---------   ---------
Partners' capital (deficit)
 at January 1, 1997                  $(75,693)   $ (482,196)  $  2,140,280   $ (1,159,887)  $ 980,393   $ 498,197


Net loss for the period                   (87)        (694)        (68,662)           ---     (68,662)    (69,356)
                                     --------    ----------   ============   ============   =========   =========

Partners' capital (deficit)
 at March 31, 1997                   $(75,780)   $ (482,890)  $  2,071,618   $ (1,159,887)  $ 911,731   $ 428,841
                                     ========    ==========   ============   ============   =========   =========


                                                    VMS National Hotel Portfolio II
                                                            Limited Partners
                                               ----------------------------------------
                               General                       Subscription                               Combined
                               Partners          Total           Notes         Net          Total        Totals
                               ---------       ---------    -------------   ----------    ---------    ----------
Partners' capital (deficit)
 at January 1, 1997            $(126,198)      $ 658,775    $   (177,270)   $  481,505    $ 355,307    $  777,811


Net loss for the period             (176)        (17,402)            ---       (17,402)     (17,578)      (87,021)
                               ---------       ---------    ------------    ----------    ---------    ----------

Partners' capital (deficit)
 at March 31, 1997             $(126,374)      $ 641,373    $   (177,270)   $  464,103    $ 337,729    $  690,790
                               =========       =========    ============    ==========    =========    ==========



     The accompanying notes are an integral part of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


                                                                                1997          1996
                                                                            -----------   -------------
OPERATING ACTIVITIES

Net loss                                                                    $   (87,021)  $  (1,877,565)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
    Decrease in accounts receivable                                                  --         124,071
    Decrease in prepaid expenses                                                     --         227,126
    Decrease in inventories                                                          --          13,402
    Decrease in accounts payable and accrued expenses                           (90,275)       (929,516)
    Increase in accrued interest payable                                             --       5,046,081
                                                                            -----------   -------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                            (177,296)      2,603,599
                                                                            -----------   -------------

INVESTING ACTIVITIES
    Additions to property and improvements                                           --        (596,501)
                                                                            -----------   -------------

CASH USED IN INVESTING ACTIVITIES                                                    --        (596,501)
                                                                            -----------   -------------

FINANCING ACTIVITIES
    Partners' capital contributions                                                  --          11,279
    Decrease in escrow and other deposits                                            --           1,173
                                                                            -----------   -------------

CASH PROVIDED BY FINANCING ACTIVITIES                                                --          12,452
                                                                            -----------   -------------

Net (decrease) increase in cash and cash equivalents                           (177,296)      2,019,550
                                                                            -----------   -------------

Cash and cash equivalents at beginning of period                                847,399       6,179,655
                                                                            -----------   -------------

Cash and cash equivalents at end of period                                  $   670,103   $   8,199,205
                                                                            ===========   =============

Interest Paid                                                               $        --   $     500,000
                                                                            ===========   =============





        The accompanying notes are an integral part of the combined financial statements.

                       VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS

                 NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               MARCH 31, 1997
                                 (UNAUDITED)

1.     BASIS OF ACCOUNTING

       The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and
       Article 10 of Regulation S-X. In the opinion of the General Partner, all adjustments necessary for fair presentation of the results of operations for the three months ended March 31, 1997 and 1996, have been made to the financial information furnished herein. For further information refer to the combined financial statements and footnotes thereto included in the Partnerships' annual report on Form 10-K for the year ended December 31, 1996.

       On May 10, 1996, the Operating Partnership and affiliated sub-partnerships filed for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Illinois. This filing excludes Partnership I and Partnership II. Pursuant to the Plan of Reorganization, the deeds to the remaining hotels were transferred to the senior lender on September 26, 1996 in consideration for the cancellation of the senior indebtedness (the "Transfer").

       As a result of the Transfer, the Partnerships no longer have a source of funds. A cash reserve is being maintained for payment of the Partnerships' obligations and contingencies.


2.     RELATED PARTY TRANSACTIONS

       Under the terms of the various Partnership Agreements, the Managing General Partner and its affiliates are to provide management, financing and other services to Portfolio I, Portfolio II and the Operating Partnership in return for certain fees as follows:

                              Fees paid and payable for the three months ended
                                                March 31, 1997
                                  Paid                           Payable

Managing General Partner
    Salary (1)                   $50,000                         $  ---
Other services and costs (2)      10,038                          8,977
                                 -------                         ------

                                 $60,038                         $8,977
                                 =======                         ======


       (1) The Partnership Agreements specify the dollar amount of this fee. The various Partnerships are obligated to incur in the aggregate, $50,000 per year of salary fees in the future.

                       VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS

                 NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               MARCH 31, 1997
                                 (UNAUDITED)

2.     RELATED PARTY TRANSACTIONS (CONTINUED)

         (2) These fees represent reimbursement for partnership accounting, printing, legal department, data processing and travel and communication expenses incurred by affiliates for the Managing General Partner for operation of the Partnerships.

3.     LITIGATION

       Certain affiliates of the Partnerships, including the Managing General Partner and certain officers and directors of such affiliates are parties to certain pending legal proceedings as described in Form 10-K for the year ended December 31, 1996 filed as of March 31, 1997 and certain other proceedings. The adverse outcome of any one or more legal proceedings against any one of the affiliates which provides financial support or services to the Partnerships could have a materially adverse effect on the present and future operations of the Partnerships. There can be no assurance as to the outcome of any of the legal proceedings.

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

VMS National Hotel Partners (the Operating Partnership) originally intended to purchase 28 hotels from Holiday Inns, Inc. (HII). Under the terms of the offering, investors would receive a rebate of a portion of their capital contribution if fewer than 28 hotels were acquired. Only 24 hotels were actually purchased, resulting in a $15,000 per unit rebate to each Limited Partner. The $15,000 per unit was payable over a five year period to each Limited Partner who elected the five year payment option. The Limited Partners who elected the all-cash option or who prepaid their notes received the $15,000 per unit rebate upon payment of their purchase price of $150,000 per unit.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the Transfer in 1996, the Partnerships no longer have a source of funds. A cash reserve is being maintained for payment of the Partnerships' obligations and contingencies.

As shown on the Combined Statements of Cash Flows, cash and cash equivalents decreased $177,296 from December 31, 1996 to March 31, 1997. The decrease is primarily the result of payments for Partnership obligations.

RECENT DEVELOPMENTS - VMS REALTY PARTNERS AND AFFILIATES

There have been no material developments or changes from the Recent Developments - VMS Realty Partners and Affiliates disclosed in Part I, Item 1 of the Partnerships' report on Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS

For the quarter ended March 31, 1996, the Operating Partnership owned and operated fifteen hotels located in eight states throughout the continental United States. However, overall revenues and expenses of the Partnerships decreased in 1997 due to the Transfer of the remaining hotels to the senior lender on September 26, 1996. The Operating Partnership had previously owned and operated 24 Holiday Inn Hotels in eleven states.

                                   PART I
                       VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Partnership revenues for the three months ended March 31, 1997 decreased from the same period in 1996. The decrease is primarily due to the interest income received in 1996 from the collection of the notes receivable and temporary investments.

General Partners fees decreased from the first quarter of 1997 to 1996 due to the decrease in hotel revenues from the Transfer of the hotels. These fees were based on gross revenues from the hotels.

                         PART II - OTHER INFORMATION
                       VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS


1.   LEGAL PROCEEDINGS

There have been no material developments or changes from Part I, Item 3 of the Partnerships' report on Form 10-K for the year ended December 31, 1996.

ITEMS 2 THROUGH 4

Items 2 through 6 are omitted because of the absence of conditions under which they are required.

                                   SIGNATURES


PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VMS National Hotel Partners
                                    ---------------------------
                                    (Registrant)

                                    By:  VMS National Hotel Portfolio I


                                    By:  VMS Realty Investment, Ltd.,
                                         Managing General Partner

                                         By:   JAS Realty Corporation


Date:  May 9, 1997                             By:  /s/ Joel A. Stone
                                                    ------------------------
                                                    Joel A. Stone, President


Date:  May 9, 1997                             By:  /s/ Thomas A. Gatti
                                                    ------------------------
                                                    Thomas A. Gatti,
                                                    Chief Financial Officer

                                    By:  VMS National Hotel Portfolio II

                                    By:  VMS Realty Investment, Ltd.,
                                         Managing General Partner

                                    By:  JAS Realty Corporation


Date:  May 9, 1997                       By:   /s/ Joel A. Stone
                                               -----------------------------
                                               Joel A. Stone, President


Date:  May 9, 1997                       By:   /s/ Thomas A. Gatti
                                               -----------------------------
                                               Thomas A. Gatti,
                                               Chief Financial Officer