Form 10-Q
period 1997-06-30
VMS NATIONAL HOTEL PARTNERS
filed 1997-08-07
CIK 792896

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

(X)             Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1997

                                       or

( )             Transition Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
            For the transition period from _____________ to _____________

                         Commission File Number 0-14956


                          VMS National Hotel Partners
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Illinois                                       36-3370590
   -------------------------------            ----------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                Identification Number)






630 Dundee Road, Suite 220, Northbrook, Illinois                60062
------------------------------------------------             ----------
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
                                               ---------    --------

                                    PART I
ITEM 1.
                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS
                           COMBINED BALANCE SHEETS
                                 (UNAUDITED)


                                    ASSETS
                                    ------
                                              June 30, 1997   December 31, 1997
                                              -------------   -----------------
Cash and cash equivalents                     $    602,946       $    847,399
Interest receivable                                 29,664             29,664
                                              ------------       ------------
Total assets                                  $    632,610       $    877,063
                                              ============       ============


                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                 -------------------------------------------

LIABILITIES
Other accounts payable and accrued expenses:
 Affiliates                                   $      2,528       $      1,919
 Nonaffiliates                                          --             97,333
                                              ------------       ------------
Total liabilities                                    2,528             99,252
                                              ------------       ------------
Partners' capital (deficit)
 General Partners                                 (685,710)          (684,087)
 Limited Partners:
  Portfolio I-514 Interests                        863,830            980,393
  Portfolio II-135 Interests                       451,962            481,505
                                              ------------       ------------
Total partners' capital (deficit)                  630,082            777,811
                                              ------------       ------------
Total liabilities and
 partners' capital (deficit)                  $    632,610       $    877,063
                                              ============       ============



     The accompanying notes are an integal part of the combined financial statements.

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (UNAUDITED)

<Captions>

HOTEL OPERATIONS                                1997            1996
                                            ------------    ------------
Revenues:
 Rooms                                      $         --    $ 30,245,602
 Food and beverage                                    --       7,651,035
 Telephone                                            --       1,519,776
 Other                                                --       1,658,105
                                            ------------    ------------
  Total revenues                                      --      41,074,518

Direct costs and expenses:
 Rooms                                                --       7,665,737
 Food and beverage                                    --       6,306,017
 Telephone                                            --       1,483,358
 Other                                                --       1,056,248
                                            ------------    ------------
  Total direct costs and expenses                     --      16,511,360

Unallocated expenses:
 Administrative and general                           --       3,846,164
 Management fees                                      --         869,340
 Marketing                                            --       3,836,696
 Energy                                               --       1,893,078
 Property operations and maintenance                  --       1,916,026
 Property taxes and insurance                         --       1,669,072
 Rent                                                 --         550,292
 Mortgage interest (contractual interest
  for 1996-$11,092,162)                               --       7,983,919
                                            ------------    ------------
  Total unallocated expenses                          --      22,564,587
                                            ------------    ------------
Income from hotel operations                          --       1,998,571
                                            ------------    ------------

PARTNERSHIP OPERATIONS

Revenues:
Interest on subscription notes                        --          43,466
Interest on temporary investments                 17,435          27,610
                                            ------------    ------------
  Total partnership revenues                      17,435          71,076
                                            ------------    ------------

Expenses:
Managing General Partners' fees                   50,000         743,787
Professional, consulting and other fees:
 Affiliates                                       32,079         134,185
 Nonaffiliates                                    84,085          62,954
                                            ------------    ------------
  Total partnership expenses                     165,164         940,926
                                            ------------    ------------
Loss from partnership operations                (147,729)       (869,850)
                                            ------------    ------------

REORGANIZATION ITEMS

Professional, consulting and other fees               --         397,028
                                            ------------    ------------
  Total reorganization expenses                       --         397,028
                                            ------------    ------------
Net (loss) income                           $   (147,729)   $    731,693
                                            ============    ============
Net (loss) income allocated to
 General Partners                           $     (1,623)   $      8,042
                                            ============    ============
Net (loss) income allocated to
 Limited Partners                           $   (146,106)   $    723,651
                                            ============    ============

Net (loss) income per Limited Partner
 interest Portfolio I (514 Interests)       $       (227)   $      1,123
                                            ============    ============
 Portfolio II (135 Interests)               $       (219)   $      1,084
                                            ============    ============


     The accompanying notes are an integral part of the combined financial statements.

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (UNAUDITED)

<Captions>
HOTEL OPERATIONS                                1997            1996
                                            ------------    ------------
Revenues:
 Rooms                                      $         --    $ 16,087,479
 Food and beverage                                    --       3,885,783
 Telephone                                            --         739,658
 Other                                                --         885,347
                                            ------------    ------------
  Total revenues                                      --      21,598,267

Direct costs and expenses:
 Rooms                                      $         --    $  4,000,375
 Food and beverage                                    --       3,221,680
 Telephone                                            --         762,919
 Other                                                --         546,924
                                            ------------    ------------
  Total direct costs and expenses                     --       8,531,898

Unallocated expenses:
 Administrative and general                           --       1,667,682
 Management fees                                      --         436,079
 Marketing                                            --       1,985,390
 Energy                                               --         986,725
 Property operations and maintenance                  --         974,024
 Property taxes and insurance                         --         839,970
 Rent                                                 --         280,284
 Mortgage interest (contractual interest
  for 1996-$5,546,081)                                --       2,437,838
                                            ------------    ------------
  Total unallocated expenses                          --       9,607,992
                                            ------------    ------------
Income from hotel operations                          --       3,458,377
                                            ------------    ------------

PARTNERSHIP OPERATIONS

Revenues:
Interest on subscription notes                        --          41,161
Interest on temporary investments                  8,291          12,182
                                            ------------    ------------
  Total partnership revenues                       8,291          53,343
                                            ------------    ------------
Expenses:
Managing General Partners' fee                        --         418,646
Professional, consulting and other fees:
 Affiliates                                       13,983          63,704
 Nonaffiliates                                    55,016          23,084
                                            ------------    ------------
  Total partnership expenses                      68,999         505,434
                                            ------------    ------------
Loss from partnership operations                 (60,708)       (452,091)
                                            ------------    ------------
REORGANIZATION ITEMS

Professional, consulting and other fees               --         397,028
                                            ------------    ------------
  Total reorganization expenses                       --         397,028
                                            ------------    ------------
Net (loss) income                           $    (60,708)   $  2,609,258
                                            ============    ============
Net (loss) income allocated to
 General Partners                           $       (666)   $     28,677
                                            ============    ============
Net (loss) income allocated to
 Limited Partners                           $    (60,042)   $  2,580,581
                                            ============    ============
Net (loss) income per Limited Partner
 interest
 Portfolio I (514 Interests)                $        (93)   $      4,005
                                            ============    ============
 Portfolio II (135 Interests)               $        (90)   $      3,865
                                            ============    ============


     The accompanying notes are an intergal part of the combined financial statements.

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS
               COMBINED STATEMENT OF PARTNERS CAPITAL (DEFICIT)
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                 (UNAUDITED)


                            VMS National
                              Hotel
                             Partners                                   VMS National Hotel Portfolio I
                           ----------- --------------------------------------------------------------------------------------------
                                                                            Limited Partners
                                                          ----------------------------------------------------
                                General            General                             Subscription
                               Partners           Partners             Total              Notes             Net            Total
                             ------------       ------------       ------------       --------------     ---------      ----------
Partners' capital (deficit)
at January 1, 1997           $   (75,693)       $  (482,196)       $  2,140,280       $  (1,159,887)     $  980,393     $  498,197
                             -----------        -----------        ------------       -------------      ----------     ----------
Net loss for the period             (148)            (1,177)           (116,563)              ---          (116,563)      (117,740)

Partners' capital (deficit)
at June 30, 1997             $   (75,841)       $  (483,373)       $  2,023,717       $  (1,159,887)     $  863,830     $  380,457
                             ===========        ===========        ============       =============      ==========     ==========

                                                            VMS National Hotel Portfolio II
                           ---------------------------------------------------------------------------------------------------
                                                        Limited Partners
                                          ----------------------------------------------------
                               General                              Subscription                                          Combined
                              Partners              Total               Notes             Net              Total           Totals
                             ----------          -----------        -----------        ----------        ----------     -----------
Partners' capital (deficit)
at January 1, 1997           $  126,198          $   658,775        $  (177,270)       $  481,505        $  355,307     $   777,811
                             ----------          -----------        -----------        ----------        ----------     -----------
Net loss for the period            (298)             (29,543)                --           (29,543)          (29,841)       (147,729)

Partners' capital (deficit)
at June 30, 1997             $ (126,496)         $   629,232        $  (177,270)       $  451,962        $  325,466     $   630,082
                             ==========          ===========        ===========        ==========        ==========     ===========

The accompanying notes are an integral part of the combined financial statements.

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (UNAUDITED)


                                                1997                  1996
                                            --------------        ------------
OPERATING ACTIVITIES

Net (loss) income                           $    (147,729)        $    731,693

Adjustments to reconcile net (loss) income
 to net cash (used in) provided by
 operating activities
Changes in operating assets and liabilities:
 Decrease in accounts receivable                      ---               46,436
 Decrease in interest receivable                      ---                  775
 Decrease in prepaid expenses                         ---               57,314
 Decrease in inventories                              ---               29,557
 (Decrease) Increase in accounts payable
  and accrued expenses                            (96,724)           1,788,032
 Increase in accrued interest payable                 ---            4,483,919
                                            --------------        ------------

NET CASH (USED IN) PROVIDED BY OPERATING
 ACTIVITIES                                      (244,453)           7,137,726
                                            --------------        ------------

INVESTING ACTIVITIES
 Additions to property and improvements               ---             (690,822)
                                            --------------        ------------

CASH USED IN INVESTING ACTIVITIES                     ---             (690,822)
                                            --------------        ------------

FINANCING ACTIVITIES
 Partners' capital contributions                      ---               35,093
 Increase in escrow and other deposits                ---               (5,137)
                                            --------------        ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES             ---               29,956
                                            --------------        ------------
Net (decrease) increase in cash and cash
 equivalents                                     (244,453)           6,476,860
                                            --------------        ------------

Cash and cash equivalents at beginning
 of period                                        847,399            6,179,655
                                            --------------        ------------

Cash and cash equivalents at end of period  $     602,946         $ 12,656,515
                                            ==============        ============

Interest Paid                               $         ---         $  3,500,000
                                            ==============        ============

    The accompanying notes are an integral part of the combined financial statements.

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS

                  NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                JUNE 30, 1997
                                 (UNAUDITED)
1.     Basis of Accounting

       The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and
       Article 10 of Regulation S-X. In the opinion of the General Partner, all adjustments necessary for fair presentation of the results of operations for the six months ended June 30, 1997 and 1996, have been made to the financial information furnished herein. For further information refer to the combined financial statements and footnotes thereto included in the Partnerships' annual report on Form 10-K for the year ended December 31, 1996.

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



                                  Fees paid and payable for the six months ended
                                                 June 30, 1997

                                                Paid            Payable

          Managing General Partner
                Salary (1)                  $  50,000         $     ---
          Other services and costs (2)         30,470             2,528
                                            ---------         ---------
                                            $  80,470         $   2,528
                                            =========         =========

          (1) The Partnership Agreements specify the dollar amount of this fee. The various Partnerships are obligated to incur in the aggregate, $50,000 per year of salary fees in the future.

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS

                  NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                JUNE 30, 1997
                                 (UNAUDITED)


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

In the short term, the Partnerships will continue to maintain a cash reserve for the payment of the remaining Partnerships' obligations and contingent liabilities. In the long term, the Partnerships will wind-up their affairs and will distribute any remaining Partnerships' funds to their Limited Partners after paying all Partnerships' expenses and the Partnerships will be dissolved at that time.

As shown on the Combined Statements of Cash Flows, cash and cash equivalents decreased $244,453 from December 31, 1996 to June 30, 1997. The decrease is primarily the result of payments for Partnership obligations.

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

                                    PART I
                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

For the six months ended June 30, 1996, the Operating Partnership owned and operated fifteen hotels located in eight states throughout the continental United States. However, the revenues and expenses from the Partnerships' hotel operations in 1997 are zero due to the Transfer of the remaining hotels to the senior lender on September 26, 1996.

Partnership revenues for the six months ended June 30, 1997 decreased by $53,641 from the same period in 1996. The decrease is due to the reduction in interest income and interest on the collection of notes receivable in the amounts of $43,466 and $10,175 respectively.

Partnership expenses for the six months ended June 30, 1997 decreased by $775,762 from the same period in 1996. The decrease is primarily due to a reduction of General Partners fees which are based on the gross revenues from the hotels in the amount of $693,787. The decrease is also due to the reduction in professional, consulting and other fees in the amount of $81,975 which is the result of the transfer of the hotels.

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


                        VMS National Hotel Partners
                        (Registrant)

                        By:  VMS National Hotel Portfolio I

                        By:  VMS Realty Investment, Ltd.,
                             Managing General Partner

                             By:          JAS Realty Corporation


 Date:  August 6, 1997                    By:          /s/ Joel A. Stone
                                                       ------------------------
                                                       Joel A. Stone, President


 Date:  August 6, 1997                    By:          /s/ Thomas A. Gatti
                                                       ------------------------
                                                       Thomas A. Gatti,
                                                       Chief Financial Officer

                        By:  VMS National Hotel Portfolio II

                        By:  VMS Realty Investment, Ltd.,
                             Managing General Partner

                             By:          JAS Realty Corporation


 Date:  August 6, 1997                    By:          /s/ Joel A. Stone
                                                       ------------------------
                                                       Joel A. Stone, President


 Date:  August 6, 1997                    By:          /s/ Thomas A. Gatti
                                                       ------------------------
                                                       Thomas A. Gatti,
                                                       Chief Financial Officer
