Form 10-K405/A
period 1996-12-31
VMS NATIONAL HOTEL PARTNERS
filed 1997-09-16
CIK 792896

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               Form 10-K Amended


              (X)Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 For the annual period ended December 31, 1996

                                       or

            ( )Transition Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
         For the transition period from _____________ to _____________

                         Commission File Number 0-14956


                          VMS National Hotel Partners
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    Illinois                                  36-3370590
---------------------------------------------           -----------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                         Identification Number)



630 Dundee Road, Suite 220, Northbrook, Illinois                 60062
------------------------------------------------        -----------------------
(Address of principal executive offices)                      (Zip Code)



                                (847)714-9600
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                         on which registered
-------------------                                        ---------------------
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
                                               ---------     ------

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

The Partnerships were formed to purchase a combined 99.9% interest in VMS National Hotel Partners (the "Operating Partnership"), an Illinois general Partnership formed in October, 1985. The term of the Operating Partnership shall continue until December 31, 2035 unless sooner terminated; the term of each of the Partnerships shall continue until December 31, 2035 unless sooner terminated. The Operating Partnership was formed to acquire, own, operate and dispose of up to 28 separate Holiday Inn hotels throughout the United States (collectively, the "Hotels"). Only 24 hotels were purchased; no further purchases of hotels will be made by the Operating Partnership. The Operating Partnership conveyed ownership interest in certain of the Hotels to separate partnerships so that each owns and operates a separate Hotel (collectively, the "Sub- Partnerships") (as used herein, the term "Operating Partnership " includes the Sub-Partnerships where the context requires). The general partners of the Operating Partnership, in addition to the Partnerships, are VMS Realty Investment, Ltd., an Illinois limited partnership and VMS Realty, Inc., an Illinois corporation (all of the capital stock of which is owned by VMS Realty Partners). The Operating Partnership is the Managing General Partner of each of the Sub-Partnerships and has at least a 99% general partnership interest in each such Sub-Partnerships. Various other affiliates of the Managing General Partner are minority general partners of, and own the
remaining general partnership interests in each such Sub-Partnerships.   During
1995, 1994, 1993 and 1992, nine (one in 1995, two in 1994, two in 1993 and four
in 1992) of the hotels were sold.   On May 10, 1996, the Operating Partnership
and affiliated sub-partnerships filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Illinois. This filing excludes Partnership I and Partnership II. Pursuant to the Plan of Reorganization, the deeds to the remaining hotels were transferred to the senior lender on September 26, 1996 in consideration for the cancellation of the senior indebtedness (the "Transfer"). For further information relating to the Transfer and the financing arrangements of the properties, see Notes 1 and 5 to the combined financial statements.

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


Michigan Department of Transportation v. VMS Michigan-Detroit Hotel Limited Partnership, an Illinois limited partnership, Holiday Inns, Inc., a Tennessee corporation, Security Pacific National Bank, VMS Short Term Income Trust, a Massachusetts business trust, MellonBank, NA, VMS Hotel Mortgage, Inc., an Illinois corp., Bank of Montreal, Holiday Inn Detroit-Metro Airport, Romulus Chamber of Commerce, VMS Hotel Investment Trust, ABTS Investment Corporation, and NEC America, Inc., Case No. 93-304774 CC (State of Michigan, Circuit Court for the County of Wayne), which was filed in February, 1993. Pursuant to 1980 PA 87, as amended, plaintiff is specifically authorized and empowered to secure fee simple or lesser estates in real property for highway purposes. This complaint was filed for the acquisition of a portion of property owned by VMS Michigan-Detroit Hotel Limited Partnership. Plaintiff made a good faith written offer to purchase the property and the defendants have not accepted such offer. The Michigan Department of Transportation took the portion of the property in exchange for $120,155.00. This action is in the process of being dismissed.


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

As previously reported, as of November 14, 1991, an agreement was reached with the first and second mortgage note holders and Holiday Inns, Inc. as managing agent to restructure the first and

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

second mortgage debt. In connection with the restructure, the Partnerships paid $5,000,000 (the "Closing Payment") to partially pay down the principal of the $279,000,000 first mortgage. Additionally, the first mortgage ("Senior Debt") documents were modified as follows:

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

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

increase in the supply of competing rooms in the markets in which these Hotels are located since the Partnerships' purchase of the hotels from Holiday Inns, Inc. The scope of the competition has gone substantially beyond that which the independently conducted feasibility studies performed in 1985 envisioned. This increased competition has resulted in lower than anticipated occupancy and room rates at a number of the Hotels, including the Crowne Plaza, and a consequent reduction in net operating income before debt service.

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


This analysis compares the results of operations for the years ended December 31, 1996, 1995, and 1994. Total 1996 operating revenues for the Hotels decreased approximately $17.2 million, or 21.5%, to $62.8 million in 1996 from $80.0 million in 1995 due to the Transfer. However, total hotel revenues for 1996 exceeded revenues for the same period during 1995 by 1.9% due to higher hotel occupancies (72.8% in 1996 versus 70.9% in 1995) and average daily rates (a rate of $62.68 in 1996 versus a rate of $59.35 in 1995). The average occupancy for the portfolio during 1996 increased 1.9% as compared to 1995. Additionally, several hotels in the chronically sluggish Los Angeles area generated higher revenues, due to an improvement in the local economy. Total 1995 operating revenues for the Hotels decreased approximately $444,000, or
0.5%, to $80.0 million in 1995 from $80.4 million in 1994.    The decrease from
1994 to 1995 is attributable to the hotel sales, offset by an increase in average daily room rates (a rate of $59.35 in 1995 versus a rate of $55.99 in 1994).



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



Total 1996 direct costs and expenses for the Hotels decreased approximately $8.5 million, or 25.2%, to $25.2 million in 1996 from $33.7 million in 1995 due to the Transfer. However, direct costs and expenses associated with the Hotels for 1996 decreased by 1.5% relative to the same period in 1995 due to the sale of one hotel in 1995. These costs and expenses were significantly lower as a percentage of revenues due to higher average daily rates described above and greater operating efficiencies due to downsizing. Consistent with the decreases in operating revenue in

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


1995, the direct costs and expenses related to the operations of the hotels also decreased approximately $2.3 million, or 6.2%, to $33.7 million in 1995 from $36.0 million in 1994.



Unallocated expenses, exclusive of mortgage interest expense and the provision to reflect impairment in the value of property and improvements, related to hotel operations decreased approximately $20.4 million, or 46.8%, to $23.2 million in 1996 from $43.6 million in 1995. This decrease has four components. First, approximately $9.2 million due to the Transfer. Second, approximately $10.4 million due to the adoption of FASB Statement No. 121 as of January 1, 1996 resulting in no depreciation expense being recorded for 1996. Third, the Partnerships received approximately $366,200 in business interruption insurance proceeds in 1996, which is shown as a reduction of administrative and general expense. Finally, approximately $450,000 included in administration and general expense during 1995 incurred for real estate tax analysis, appraisals and other consulting services were not incurred for the same time period in 1996. Unallocated expenses decreased approximately $1.2 million, or 2.7%, to $43.6 million in 1995 from $44.8 million in 1994 primarily attributed to the sale of hotels previously discussed. Administrative and general expenses increased approximately $427,000 in 1995 from 1994 due to increases in labor costs, bad debt write-offs, and credit card fees; in addition, management fees increased approximately $302,000 from 1994 due to higher revenues and cash flows, as defined by the management agreement. Property operations and maintenance decreased in 1995 and 1994 due to significant cost cutting by the property manager. Depreciation expense decreased approximately $1.7 million, or 14.1%, to $10.4 million in 1995 from $12.1 million in 1994 due to components of the properties' improvements being fully depreciated and the sale of the hotels previously discussed. In 1995, the Partnership recorded a provision to reflect impairment in the value of property and improvements of $38.2 million being charged to unallocated expenses.



Mortgage interest expense decreased in 1996 approximately $5.8 million, or 26.0%, to $16.5 million in 1996 from $22.3 million in 1995 due to the Transfer. However, mortgage interest expense recorded in 1996 was comparable for the same period of time in 1995. Total 1995 mortgage interest expense decreased from approximately $7.1 million, or 24.1%, to $22.3 million in 1995 from $29.4 million in 1994 due to approximately $5.7 million of 1993 contractual interest being recorded in 1994 in accordance with SOP 90-7.



Partnership revenues decreased in 1996 approximately $81,000, or 41.8%, to $113,000 in 1996 from $194,000 in 1995 due to a large increase in fiscal year 1994 primarily due to the interest income received in 1994 from the collection of the note receivable related to the 1992 sale of the Seattle Crowne Plaza.



General Partners fees decreased in 1996 approximately $428,000, or 29.5%, to $1.0 million in 1996 from $1.45 million in 1995 due to the decrease in hotel revenues from the Transfer. General Partners fees increased in1995 to approximately $25,000, or 1.8%, to $1.45 million in 1995 from $1.42 million in
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


VMS Realty Partners ("VMS"), an affiliate of the General Partner, assisted the Managing General Partner in the management and control of the Venture's affairs through November 17, 1993, and Strategic Realty Advisors, Inc. ("SRA"), also an affiliate of the General Partner, replaced VMS in assisting the Managing General Partner effective November 18, 1993. VMS Realty Partners is an Illinois general partnership whose partners are Van Kampen/Morris/Stone, Inc. (100% owned by Robert D. Van Kampen, Peter R. Morris and Joel A. Stone), Residential Equities, Ltd. (100% owned by Mr. Morris), XCC Investment Corporation (a subsidiary of Xerox Credit Corporation) and Brewster Realty, Inc. (100% owned by Messrs. Van Kampen and Stone). As VMS is a partnership rather than a corporation, its Executive Committee operates in a similar manner to a corporate board of directors. A substantial number of the officers of VMS are also officers of entities affiliated with VMS. The principal executive officers of VMS are the following:


Joel A. Stone.................... President and Chief Executive Officer and
                                   Member of the Executive Committee
Peter R. Morris.................. Member of the Executive Committee
Robert D. Van Kampen............. Member of the Executive Committee
Stuart Ross...................... Member of the Executive Committee

The principal executive officers of SRA are the following:

Joel A. Stone.................... President and Chief Executive Officer
Richard A. Berman................ Senior Vice President/Secretary
Thomas A. Gatti.................. Senior Vice President

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


PETER R. MORRIS, age 47, is a member of the Executive Committee of VMS since January, 1987, and is one of the three individuals owning the entities that own VMS. From July 1970 to June 1973, Mr. Morris was employed by Continental Wingate Company, Inc., a firm engaged in the development of inner city housing projects, in the capacities of Vice President/Finance, Director/Consulting Division and Executive Assistant to the President. He has published a book and numerous articles relating to real estate development and syndication. Mr. Morris has been involved in the real estate and finance business with Messrs. Van Kampen and Stone since 1977. He received a Bachelor of Arts degree (summa cum laude) from Princeton University in 1971 and a Juris Doctorate (cum laude) from Harvard Law School in 1975.



ROBERT D. VAN KAMPEN, age 58, is a member of the Executive Committee of VMS since January, 1987, and is one of the three individuals owning the entities that own VMS. Mr. Van Kampen has been involved in various facets of the municipal and corporate bond business for over 20 years. In 1967, he co-founded the company now known as Van Kampen Merritt, Inc., which specializes in municipal bonds and acts as a sponsor of unit investment trusts. The firm was sold to Xerox Corporation in January 1984. Mr. Van Kampen is a general partner of Van Kampen Enterprises. Mr. Van Kampen received his Bachelor of Science degree from Wheaton College in 1960.



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



RICHARD A. BERMAN, age 45, is a Senior Vice President and General Counsel of Strategic Realty Advisors, Inc. since November, 1993. From 1986 through 1993, Mr. Berman was employed by VMS Realty Partners and was First Vice President and Corporate Counsel. Prior to joining VMS Realty Partners, Mr. Berman was a partner in the law firm of Gottlieb and Schwartz with his practice concentrated in corporate and real estate law. He received a Juris Doctorate from Northwestern University School of Law (Cum laude, 1976) and a Bachelor of Arts degree from the University of Illinois (high honors, 1973). Mr. Berman is a member of the Illinois Bar.

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

The directors and officers of PBP are as follows:

Thomas F. Lynch, III....President, Chief Executive Officer,
                        Chairman of the Board of Directors, and Director

Barbara J. Brooks.......Vice President - Finance and Chief
                        Financial Officer

Eugene D. Burak.........Vice President and Chief Accounting Officer

Chester A. Piskorowski..Senior Vice President

Frank W. Giordano.......Director

Nathalie P. Maio........Director


THOMAS F. LYNCH, III, age 38, is the President, Chief Executive Officer, Chairman of the Board of Directors and Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"), an affiliate of PBP. For the last five years, Mr. Lynch has been monitoring and managing certain of the limited partnerships sold by PSI. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.



BARBARA J. BROOKS, age 48, has been the Vice President-Finance and Chief Financial Officer of PBP since 1990. Her responsibilities within PBP include all recordkeeping, reporting and treasury aspects of various partnerships for which PBP serves as the general partner. Ms. Brooks is also a Senior Vice President of PSI and has held several positions within PSI and its affiliates since 1983. She is a certified public accountant.



EUGENE D. BURAK, age 51, has been a Vice President of PBP since 1995. His responsibilities within PBP include the financial reporting and treasury aspects of various partnerships for which PBP serves as the general partner. Mr. Burak is also a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was a Vice President of Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.



CHESTER A. PISKOROWSKI, age 53, is a Senior Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area for the last five years. This area is responsible for monitoring and maintaining the limited partnerships sold by PSI. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

FRANK W. GIORDANO, age 54, is a Director of PBP. He is currently a Senior Vice President and Senior Legal Counsel of PSI and for the preceding five years Executive Vice President and General Counsel of Prudential Mutual Fund Management LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.



NATHALIE P. MAIO, age 46, is a Director of PBP. She is currently and for the last five years has been a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.



There are no family relationships among any of the foregoing directors or officers. All of the foregoing officers and/or directors have indefinite terms, serving from year to year unless and until successors are elected in their stead.




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


VMS National Hotel Partners
(Registrant)


By: VMS National Hotel Portfolio I

    By: VMS Realty Investment, Ltd.
        Managing General Partner

    By: JAS Realty Corporation



        By: /s/ Joel A. Stone
            ------------------------                  Date: September 11, 1997
            Joel A. Stone, President




        By: /s/ Thomas A. Gatti                       Date: September 11, 1997
            ------------------------
            Thomas A. Gatti, Senior Vice President


By: VMS National Hotel Portfolio II

    By: VMS Realty Investment, Ltd.
        Managing General Partner

        By: JAS Realty Corporation



        By: /s/ Joel A. Stone                         Date: September 11, 1997
            ----------------------
            Joel A. Stone, President



        By: /s/ Thomas A. Gatti                       Date: September 11, 1997
            -----------------------
            Thomas A. Gatti, Senior Vice President