Form 10-Q
period 1997-09-30
VMS NATIONAL HOTEL PARTNERS
filed 1997-11-06
CIK 792896

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

(X)          Quarterly Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934
              For the quarterly period ended September 30, 1997

                                      or

( )          Transition Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934
        For the transition period from _____________ to _____________

                        Commission File Number 0-14956


                         VMS National Hotel Partners
   --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




                 Illinois                                    36-3370590
--------------------------------------------           ----------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                       Identification Number)





630 Dundee Road, Suite 220, Northbrook, Illinois                  60062
-------------------------------------------------          --------------------
(Address of principal executive offices)                       (Zip Code)




                                (847)714-9600
         -------------------------------------------------------------
             (Registrant's telephone number, including area code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                               ---      ---

                                    PART I
ITEM 1.
                        VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                            COMBINED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                                 September 30, 1997      December 31, 1996
                                                                 ------------------      -----------------
Cash and cash equivalents                                        $         548,089       $        847,399
Interest receivable                                                         29,664                 29,664
                                                                 -----------------       ----------------
Total assets                                                     $         577,753       $        877,063
                                                                 =================       ================


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
Other accounts payable and accrued expenses:
 Affiliates                                                      $           4,712       $          1,919
 Nonaffiliates                                                                   -                 97,333
                                                                 -----------------       ----------------
Total liabilities                                                            4,712                 99,252
                                                                 -----------------       ----------------
Partners' capital (deficit)
 General Partners                                                         (686,338)              (684,087)
 Limited Partners:
  Portfolio I - 514 Interests                                              818,824                980,393
  Portfolio II - 135 Interests                                             440,555                481,505
                                                                 -----------------       ----------------
Total partners' capital (deficit)                                          573,041                777,811
                                                                 -----------------       ----------------
Total liabilities and partners' capital (deficit)                $          577,753      $        877,063
                                                                 ==================      ================




The accompanying notes are an integral part of the combined financial statements.

                        VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)


HOTEL OPERATIONS                                                          1997                                  1996
                                                                  ------------------                  --------------------
Revenues:
 Rooms                                                            $                -                  $         46,593,341
 Food and beverage                                                                 -                            11,379,465
 Telephone                                                                         -                             2,229,625
 Other                                                                             -                             2,638,080
                                                                  ------------------                  --------------------
  Total hotel revenues                                                             -                            62,840,511

Direct costs and expenses:
 Rooms                                                                             -                            11,866,634
 Food and beverage                                                                 -                             9,599,143
 Telephone                                                                         -                             2,177,871
 Other                                                                             -                             1,559,891
                                                                  ------------------                  --------------------
  Total direct hotel costs and expenses                                            -                            25,203,539

Unallocated expenses:
 Administrative and general                                                        -                             6,809,682
 Management fees                                                                   -                             1,349,601
 Marketing                                                                         -                             5,829,277
 Energy                                                                            -                             2,978,149
 Property operations and maintenance                                               -                             2,973,509
 Property taxes and insurance                                                      -                             2,490,445
 Rent                                                                              -                               802,432
 Mortgage interest expense                                                         -                            16,455,405
                                                                  ------------------                  --------------------
  Total unallocated expenses                                                       -                            39,688,500
                                                                  ------------------                  --------------------
Loss from hotel operations                                                         -                            (2,051,528)
                                                                  ------------------                  --------------------
PARTNERSHIP OPERATIONS

Revenues:
Interest on subscription notes                                                     -                                62,655
Interest on temporary investments                                             25,222                                33,596
                                                                  ------------------                  --------------------
  Total partnership revenues                                                  25,222                                96,251
                                                                  ------------------                  --------------------
Expenses:
Managing General Partners' fees                                               50,000                             1,010,589
Professional, consulting and other fees:
 Affiliates                                                                   49,652                               216,846
 Nonaffiliates                                                               130,340                                85,120
                                                                  ------------------                  --------------------
  Total partnership expenses                                                 229,992                             1,312,555
                                                                  ------------------                  --------------------
Loss from partnership operations                                            (204,770)                           (1,216,304)
                                                                  ------------------                  --------------------
REORGANIZATION ITEMS:

Professional, consulting and other fees                                            -                               275,000
                                                                  ------------------                  --------------------
  Total reorganization expenses                                                    -                               275,000
                                                                  ------------------                  --------------------
Loss before extraordinary gain from extinguishment of debt                         -                            (3,542,832)

Extraordinary gain from extinguishment of debt                                     -                           261,556,070
                                                                  ------------------                  --------------------
Net income (loss)                                                 $         (204,770)                 $        258,013,238
                                                                  ==================                  ====================
Net income (loss) allocated to General Partners                   $           (2,251)                 $          2,835,566
                                                                  ==================                  ====================
Net income (loss) allocated to Limited Partners                   $         (202,519)                 $        255,177,672
                                                                  ==================                  ====================
Loss before extraordinary item
 Portfolio I (514 Interests)                                      $                -                  $             (5,439)
                                                                  ==================                  ====================
 Portfolio II (135 Interests)                                     $                -                  $             (5,248)
                                                                  ==================                  ====================
Extraordinary item
 Portfolio I (514 Interests)                                      $                -                  $            401,509
                                                                  ==================                  ====================
 Portfolio II (135 Interests)                                     $                -                  $            387,452
                                                                  ==================                  ====================
Net income (loss)
 Portfolio I (514 Interests)                                      $             (314)                 $            396,070
                                                                  ==================                  ====================
 Portfolio II (135 Interests)                                     $             (303)                 $            382,204
                                                                  ==================                  ====================


The accompanying notes are an integral part of the combined financial statements.

                        VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)


HOTEL OPERATIONS                                                          1997                                  1996
                                                                  ------------------                  --------------------
Revenues:
 Rooms                                                            $                -                  $         16,347,739
 Food and beverage                                                                 -                             3,728,430
 Telephone                                                                         -                               709,849
 Other                                                                             -                               979,975
                                                                  ------------------                  --------------------
  Total hotel revenues                                                             -                            21,765,993

Direct costs and expenses:
 Rooms                                                                             -                             4,200,897
 Food and beverage                                                                 -                             3,293,126
 Telephone                                                                         -                               694,513
 Other                                                                             -                               503,643
                                                                  ------------------                  --------------------
  Total direct hotel costs and expenses                                            -                             8,692,179

Unallocated expenses:
 Administrative and general                                                        -                             2,841,490
 Management fees                                                                   -                               403,705
 Marketing                                                                         -                             1,992,581
 Energy                                                                            -                             1,085,071
 Property operations and maintenance                                               -                             1,057,483
 Property taxes and insurance                                                      -                               821,373
 Rent                                                                              -                               252,140
 Mortgage interest expense                                                         -                             8,471,486
                                                                  ------------------                  --------------------
  Total unallocated expenses                                                       -                            16,925,329
                                                                  ------------------                  --------------------
Loss from hotel operations                                                         -                            (3,851,515)
                                                                  ------------------                  --------------------
PARTNERSHIP OPERATIONS

Revenues:
Interest on subscription notes                                                     -                                19,189
Interest on temporary investments                                              7,787                                 5,986
                                                                  ------------------                  --------------------
  Total partnership revenues                                                   7,787                                25,175
                                                                  ------------------                  --------------------
Expenses:
Managing General Partners' fees                                                    -                               343,358
Professional, consulting and other fees:
 Affiliates                                                                   18,573                                82,661
 Nonaffiliates                                                                46,255                                22,166
                                                                  ------------------                  --------------------
  Total partnership expenses                                                  64,828                               448,185
                                                                  ------------------                  --------------------
Loss from partnership operations                                             (57,041)                             (423,010)
                                                                  ------------------                  --------------------
Loss before extraordinary gain from extinguishment of debt                         -                            (4,274,525)

Extraordinary gain from extinguishment of debt                                     -                           261,556,070
                                                                  ------------------                  --------------------
Net income (loss)                                                 $          (57,041)                 $        257,281,545
                                                                  ==================                  ====================
Net income (loss) allocated to General Partners                   $             (628)                 $          2,827,524
                                                                  ==================                  ====================
Net income (loss) allocated to Limited Partners                   $          (56,413)                 $        254,454,021
                                                                  ==================                  ====================
Loss before extraordinary item
 Portfolio I (514 Interests)                                      $                -                  $             (6,562)
                                                                  ==================                  ====================
 Portfolio II (135 Interests)                                     $                -                  $             (6,332)
                                                                  ==================                  ====================
Extraordinary item
 Portfolio I (514 Interests)                                      $                -                  $            401,509
                                                                  ==================                  ====================
 Portfolio II (135 Interests)                                     $                -                  $            387,452
                                                                  ==================                  ====================
Net income (loss)
 Portfolio I (514 Interests)                                      $              (87)                 $            394,947
                                                                  ==================                  ====================
 Portfolio II (135 Interests)                                     $              (84)                 $            381,120
                                                                  ==================                  ====================


The accompanying notes are an integral part of the combined financial statements.

                                                  VMS NATIONAL HOTEL PORTFOLIO I
                                                 VMS NATIONAL HOTEL PORTFOLIO II
                                                   VMS NATIONAL HOTEL PARTNERS
                                        COMBINED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                           (UNAUDITED)

                                VMS National
                                  Hotel
                                 Partners                   VMS National Hotel Portfolio I
                               ----------  ----------------------------------------------------------------
                                                                           Limited Partners
                                                        ---------------------------------------
                                 General      General                 Subscription
                                 Partners    Partners       Total        Notes          Net         Total
                               ----------  -----------  -----------  ------------  ------------  ----------
Partners' capital (deficit)
 at January 1, 1997            $  (75,693) $  (482,196) $ 2,140,280  $ (1,159,887) $    980,393  $  498,197


Net loss for the period              (205)      (1,632)    (161,569)            -      (161,569)   (163,201)
                               ----------  -----------  -----------  ------------  ------------  ----------
Partners' capital (deficit)
 at Sept. 30, 1997             $  (75,898) $  (483,828) $ 1,978,711  $ (1,159,887) $    818,824  $  334,996
                               ==========  ===========  ===========  ============  ============  ==========


                                                       VMS National Hotel Portfolio II
                                       --------------------------------------------------------------
                                                                          Limited Partners
                                                     ------------------------------------
                                         General                   Subscription                         Combined
                                         Partners        Total        Notes         Net       Total      Totals
                                       ----------    -----------  ------------  ---------  ----------  ---------
Partners' capital (deficit)
 at January 1, 1997                    $ (126,198)   $   658,775  $   (177,270) $ 481,505  $  355,307  $ 777,811


Net loss for the period                      (414)       (40,950)            -    (40,950)    (41,364)  (204,770)
                                       ----------    -----------  ------------  ---------  ----------  ---------
Partners' capital (deficit)
 at Sept. 30, 1997                     $ (126,612)   $   617,825  $   (177,270) $ 440,555  $  313,943  $ 573,041
                                       ==========    ===========  ============  =========  ==========  =========






The accompanying notes are an integral part of the combined financial statements.

                        VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)


                                                                                   1997                         1996
                                                                                -----------                 -----------
OPERATING ACTIVITIES
Net (loss) income                                                                $(204,770)               $ 258,013,238
Adjustments to reconcile net (loss) income to net cash used in operating and reorganization activities:
  Extraordinary gain from the extinguishment of debt                                   ---                 (261,556,070)
Changes in operating assets and liabilities:
  Increase in accounts receivable                                                      ---                     (302,664)
  Decrease in interest receivable                                                      ---                        1,919
  Decrease in prepaid expenses                                                         ---                      736,702
  Decrease in inventories                                                              ---                       20,990
  Decrease in other deferred costs                                                     ---                        3,841
  (Decrease) Increase in accounts payable and accrued expenses                     (94,540)                   2,399,271
  Decrease in accrued interest payable                                                 ---                   (3,148,216)
                                                                                 ---------                -------------
NET CASH USED IN OPERATING ACTIVITIES                                             (299,310)                  (3,830,989)
                                                                                 ---------                -------------
INVESTING ACTIVITIES
  Additions to property and improvements                                               ---                   (1,904,608)
  Net proceeds from sale of property and improvements                                  ---                      810,160
                                                                                 ---------                -------------

NET CASH USED IN INVESTING ACTIVITIES                                                  ---                   (1,094,448)
                                                                                 ---------                -------------
FINANCING ACTIVITIES
  Partners' capital contributions                                                      ---                       49,759
  Increase in escrow and other deposits                                                ---                       (6,012)
                                                                                 ---------                -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              ---                       43,747
                                                                                 ---------                -------------
Net decrease in cash and cash equivalents                                         (299,310)                  (4,881,690)
                                                                                 ---------                -------------
Cash and cash equivalents at beginning of period                                   847,399                    6,179,655
                                                                                 ---------                -------------
Cash and cash equivalents at end of period                                      $  548,089                $   1,297,965
                                                                                ==========                =============
Interest Paid                                                                   $      ---                $  19,603,621
                                                                                ==========                =============

    The accompanying notes are an integral part of the combined financial statements.

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS

                  NOTES TO THE COMBINED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                 (UNAUDITED)


1.     BASIS OF ACCOUNTING

       The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and
       Article 10 of Regulation S-X. In the opinion of the General Partner, all adjustments necessary for fair presentation of the results of operations for the nine months ended September 30, 1997 and 1996, have been made to the financial information furnished herein. For further information refer to the combined financial statements and footnotes thereto included in the Partnerships' annual report on Form 10-K for the year ended December 31, 1996.

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



                                Fees paid and payable for the nine months ended
                                               September 30, 1997
                                       Paid                     Payable


Managing General Partner
   Salary (1)                        $50,000                   $   ---
Other services and costs (2)          46,859                     4,712
                                      ------                    ------

                                     $96,859                    $4,712
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

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS

                  NOTES TO THE COMBINED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                 (UNAUDITED)


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

In the short term, the Partnerships will continue to maintain a cash reserve for the payment of the remaining Partnerships' obligations and contingent liabilities. In the long term, the Partnerships will wind-up their affairs and will distribute any remaining Partnership' funds to their Limited Partners after paying all Partnerships' expenses and the Partnerships will be dissolved at that time.

As shown on the Combined Statements of Cash Flows, cash and cash equivalents decreased $299,310 from December 31, 1996 to September 30, 1997. The decrease is primarily the result of payments for Partnership obligations.

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

                                    PART I
                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The Operating Partnership had previously owned and operated 24 Holiday Inn Hotels in 11 states. However, overall revenues and expenses for the hotel operations and reorganization items in 1997 are zero due to the Transfer of the remaining hotels to the senior lender on September 26, 1996.

Partnership revenues for the nine months ended September 30, 1997 decreased by $71,029 from the same period in 1996. The decrease is due to the reduction in interest income and interest on the collection of notes receivable in the amounts of $8,374 and $62,655 respectively. The decrease in Partnership revenue for 1997 is primarily due to the lack of collections of interest on subscription notes. Also, the decrease in interest income can be attributed to the transfer of the hotels.

Partnership expenses for the nine months ended September 30, 1997 decreased by $1,082,563 from the same period in 1996. The decrease is primarily due to a reduction of General Partners fees which are based on the gross revenues from the hotels in the amount of $960,589. The decrease is also due to the reduction in professional, consulting and other fees in the amount of $121,974 which is the result of the transfer of the hotels.

                          PART II-OTHER INFORMATION
                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS


1.   LEGAL PROCEEDINGS

There have been no material developments or changes from Part I, Item 3 of the Partnerships' report on Form 10-K for the year ended December 31, 1996, except for the following two dismissed actions:

NAHOP Partners, L.P. and VMS National Hotel Partners v. G.B. Pacific, Inc.
Counterclaim: G.B. Pacific, Inc. v. VMS National Hotel Partners, an Illinois general partnership, VMS Realty, Inc., an Illinois corporation, and NAHOP Partners Limited Partnership, a Delaware limited partnership. Case Number Adversary 96A01746 to 96B12185 (U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division). VMS National Hotel Partners and G.B. Pacific, Inc. (the "Parties") entered into a Purchase and Sales Agreement dated December 21, 1993 for the Holiday Inn Van Nuys ("Sales Contract"). In November, 1995, the Parties entered into a First Amendment to the Purchase and Sales Agreement. VMS National Hotel Partners and G.B. Pacific, Inc. did not obtain an order approving the Sales Contract in VMS National Hotel Partners' first bankruptcy proceeding (case number 93B17061). VMS National Hotel Partners and NAHOP Partners, L.P. seek a declaratory judgment declaring the Sales Contract between VMS National Hotel Partners and G. B. Pacific, Inc. terminated prior to September 27, 1996, the date the Holiday Inn Van Nuys was transferred to NAHOP Partners, L.P. G.B. Pacific, Inc. filed counterclaims for specific performance of assumed contract and actual breach of assumed contract. This action has been dismissed.

Michigan Department of Transportation v. VMS Michigan-Detroit Hotel Limited Partnership, an Illinois limited partnership, Holiday Inns, Inc., a Tennessee corporation, Security Pacific National Bank, VMS Short Term Income Trust, a Massachusetts business trust, MellonBank, NA, VMS Hotel Mortgage, Inc., an Illinois corp., Bank of Montreal, Holiday Inn Detroit-Metro Airport, Romulus Chamber of Commerce, VMS Hotel Investment Trust, ABTS Investment Corporation, and NEC America, Inc., Case No. 93-304774 CC (State of Michigan, Circuit Court for the County of Wayne). Pursuant to 1980 PA 87, as amended, plaintiff is specifically authorized and empowered to secure fee simple or lesser estates in real property for highway purposes. This complaint was filed for the acquisition of a portion of property owned by VMS Michigan-Detroit Hotel Limited Partnership. Plaintiff made a good faith written offer to purchase the property and the defendants have not accepted such offer. The Michigan Department of Transportation took the portion of the property in exchange for $120,155.00. This action has been dismissed.


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


                                VMS National Hotel Partners
                                ---------------------------
                                (Registrant)


                                By:  VMS National Hotel Portfolio I

                                By:  VMS Realty Investment, Ltd.,
                                     Managing General Partner

                                     By:    JAS Realty Corporation


Date: November 6, 1997                      By: /s/ Joel A. Stone
                                                -------------------------
                                                Joel A. Stone, President


Date: November 6, 1997                      By: /s/ Thomas A. Gatti
                                                -------------------------
                                                Thomas A. Gatti,
                                                Chief Financial Officer


                                By:  VMS National Hotel Portfolio II

                                By:  VMS Realty Investment, Ltd.,
                                     Managing General Partner

                                     By:    JAS Realty Corporation


Date: November 6, 1997                      By: /s/ Joel A. Stone
                                            -------------------------
                                                Joel A. Stone, President


Date: November 6, 1997                      By: /s/ Thomas A. Gatti
                                            -------------------------
                                                Thomas A. Gatti,
                                                Chief Financial Officer