Form 10-K405
period 1997-12-31
VMS NATIONAL HOTEL PARTNERS
filed 1998-03-27
CIK 792896

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-K

[X]             Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934
                For the annual period ended December 31, 1997

                                     or

[ ]           Transition Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934
        For the transition period from               to
                                       -------------    -------------

                       Commission File Number 0-14956


                         VMS National Hotel Partners
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                   Illinois                                    36-3370590
---------------------------------------------            ----------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                         Identification Number)


630 Dundee Road, Suite 220, Northbrook, Illinois                  60062
------------------------------------------------                ----------
(Address of principal executive offices)                        (Zip Code)


                                (847)714-9600
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                       ---------------------

     None                                                          None
     ----                                                          ----

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

                              TABLE OF CONTENTS

                                                                           Page
                                   PART I
Item 1  Business                                                           3-5
Item 2  Properties                                                           5
Item 3  Legal Proceedings                                                  5-7
Item 4  Submission of Matters to a Vote
         of Security Holders                                                 7

                                   PART II

Item 5  Market for the Partnerships' Limited Partnership
         Interests and Related Security Holder Matters                       8
Item 6  Selected Financial Data                                              9
Item 7  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10-13
Item 8  Financial Statements and Supplementary Data                         13
Item 9  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                             13

                                  PART III

Item 10 Directors and Executive Officers                                 14-17
Item 11 Executive Compensation                                           17-18
Item 12 Security Ownership of Certain Beneficial
         Owners and Management                                              18
Item 13 Certain Relationships and Related Transactions                   18-19

                                   PART IV

Item 14 Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                                20

SIGNATURES                                                               21-22


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

The Partnerships have no employees at December 31, 1997.

Recent Developments - Partnerships

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

The combined financial statements of the Operating Partnership reflect the financial reporting guidance prescribed by the AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", which was adopted by the Operating Partnership for the period from May 10, 1996 to September 26, 1996.

Items of income or expense that were realized or incurred as a result of the reorganization are included in the Combined Statement of Operations as reorganization items. During 1996 $410,000 was paid for professional, consulting and other fees for the administration of Chapter 11 proceedings.

In the short term, the Partnerships will continue to maintain a cash reserve for the payment of the remaining Partnerships' obligations and contingent liabilities. In the long term, the Partnerships will wind-up their affairs and will distribute any remaining Partnerships' funds to their Limited Partners after paying all Partnerships' expenses and the Partnerships will be dissolved at that time. It is anticipated that the Partnerships will be dissolved sometime within the next two years.

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

B.  Other Litigation

In re: VMS National Hotel Partners et al., Debtor - NAHOP Partners, L.P. and VMS National Hotel Partners, Plaintiffs, v. Associated Business Telephone System, Corp., Defendant, Chapter 11 Case No. 96B12185, Adv. Pro. No. 98A00150 (U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court")). This adversary proceeding was commenced in the Bankruptcy Court on January 23, 1998. VMS National Hotel Partners and Associated Business Telephone System, Corp. ("ABTS") were parties to a certain Zero Plus Agreement pursuant to which ABTS was to provide VMS National Hotel Partners with certain telephone services. VMS National Hotel Partners believes that the Zero Plus Agreement was terminated, pursuant to the VMS National Hotel Partners Bankruptcy Plan which was confirmed by the bankruptcy court on July 24, 1996, effective upon the transfer by VMS National Hotel Partners of its properties to NAHOP Partners, L.P. on September 25, 1996. ABTS subsequently brought an action in New Jersey State Court alleging that the Zero Plus Agreement was improperly terminated. Although VMS National Hotel Partners is not a party to ABTS' New Jersey state action, NAHOP Partners, L.P. has advised VMS National Hotel Partners of the New Jersey action and stated that it was VMS National Hotel Partners' responsibility to terminate the Zero Plus Agreement. VMS National Hotel Partners has therefore brought this action for, among other things, declaratory relief in the bankruptcy court.

Item 4 Submission of Matters to a Vote of Security Holders

The Partnerships did not submit any matter to a vote of its holders of units during the fourth quarter of 1997.

                                    PART II

Item 5 Market for the Partnerships' Limited Partnership Interests and Security Holder Matters

(a & b) Market Information and Holders

    As of December 31, 1997, there were 893 Limited Partners in the Partnerships. There is not a public market for, nor is it anticipated that there will be a public market for Units. Upon request, the Managing General Partner may attempt to assist a Limited Partner desiring to transfer his Unit(s) and may utilize the services of broker-dealers in this regard. The price to be paid for the units as well as the commission to be received by any broker-dealer will be subject to negotiation by the Limited Partner.
    The Managing General Partner will not redeem or repurchase the Units, nor will it facilitate the matching of potential buyers and sellers of Units.

    Pursuant to the terms of the Limited Partnership Agreements, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the Managing General Partner must consent to any transfer.

(c) Cash Distributions

    No distributions were made in 1997, 1996 or 1995.

Item 6  Selected Financial Data


                                Year Ended      Year Ended      Year Ended        Year Ended       Year Ended
                               December 31,    December 31,     December 31,      December 31,     December 31,
                                   1997           1996             1995              1994              1993
                                ---------     -------------    -------------     -------------    -------------
Total revenues from
  hotel operations              $     ---     $  62,840,511    $  80,044,055     $  80,488,134    $  82,517,939
                                =========     =============    =============     =============    =============
Loss before provision for
  loss on property and
  improvements held for sale,
  loss recognized on sale of
  property and improvements,
  and extraordinary gain from
  extinguishment of debt        $(345,219)    $  (4,113,652)   $ (59,759,067)    $ (33,807,610)   $ (25,393,094)
                                =========     =============    =============     =============    =============
Loss on above per Limited
  Partnership unit
  outstanding during
  the year (649 units)          $    (526)    $      (6,269)   $     (91,066)    $     (51,519)   $     (38,696)
                                =========     =============    =============     =============    =============
Net Income (loss)               $(345,219)    $ 257,442,418    $ (60,269,079)    $ (41,596,624)   $  36,177,306
                                =========     =============    =============     =============    =============
Net Income (loss) per
  Limited Partnership Unit
  outstanding during the year
  (649 for all years)           $    (526)    $     392,316    $     (91,843)    $     (63,388)   $      55,130
                                =========     =============    =============     =============    =============
Tax Income (loss)               $(345,219)    $ 265,139,919    $ (19,474,658)    $ (36,788,023)   $ (42,205,267)
                                =========     =============    =============     =============    =============
Tax Income (loss) per
  Limited Partnership
  Unit outstanding during
  the year (649 for all
  years)                        $    (526)    $     404,123    $     (29,677)    $     (55,929)   $     (64,243)
                                =========     =============    =============     =============    =============
Total assets                    $ 475,668     $     877,063    $ 112,886,616     $ 161,411,760    $ 185,195,237
                                =========     =============    =============     =============    =============
Mortgage loans and
  notes payable                 $     ---     $         ---    $ 261,170,960     $ 262,753,927    $ 266,532,545
                                =========     =============    =============     =============    =============

The above selected financial data should be read in conjunction with the combined financial statements and the related notes.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainty.

Liquidity and Capital Resources

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

As shown on the Combined Statement of Cash Flows, cash and cash equivalents decreased $371,731 from December 31, 1996 to December 31, 1997 and decreased
$5,332,256 from December 31, 1995 to December 31, 1996.   The decrease from
1996 to 1997 was due to cash used in operating activities of $371,731. Cash used in operating activities in 1997 was attributed to the net loss in the amount of $345,219 for the year and the decrease in accounts receivable in the amount of $29,664 and accounts payable and accrued expenses in the amount of $56,176. The decrease from 1995 to 1996 is a combination of cash used in operating activities of $4,286,185; cash used in investing activities of $1,094,448 and cash provided by financing activities of $48,377. The decrease from 1994 to 1995 is a combination of cash provided by operating activities of $2,146,704; cash used in investing activities of $4,546,076; and cash used in financing activities of $1,261,115.

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

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the short term, the Partnerships will continue to maintain a cash reserve for the payment of the remaining Partnerships' obligations and contingent liabilities. In the long term, the Partnerships will wind-up their affairs and will distribute any remaining Partnerships' funds to their Limited Partners after paying all Partnerships' expenses and the Partnerships will be dissolved at that time. It is anticipated that the Partnerships will be dissolved sometime within the next two years.

Results of Operations

The Operating Partnership had previously owned and operated 24 Holiday Inn Hotels in 11 states. However, there were no revenues or expenses for the hotel operations and reorganization items in 1997 due to the Transfer.

Partnership revenues for the year ended December 31, 1997 decreased by $80,977 or 71.8% from the same period in 1996. The decrease is due to the reduction in interest income and interest on the collection of notes receivable in the amounts of $15,885 and $65,092 respectively. The decrease in Partnership revenue for 1997 is primarily due to the decreased amounts collected of interest due on subscription notes. Also, the decrease in interest income can be attributed to the Transfer.

Partnership expenses for the year ended December 31, 1997 decreased by $1,387,882 or 78.6% from the same period in 1996. The decrease is primarily due to a $973,089 reduction in General Partners fees which are based on the gross revenues from the hotels. The decrease is also due to a $284,057 reduction in professional, consulting and other fees in the amount of $284,057 which is the result of the Transfer. The reduction in the writeoff of the accrued interest receivable in the amount of $29,664 is due to the final writeoff of the investor interest receivable in 1997.

In 1996, the Partnership recorded reorganization expenses of $410,000 for the cost associated with the bankruptcy filing. No similar costs were recorded in 1997 or 1995.

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

This analysis compares the results of operations for the years ended December 31, 1996 and 1995. Total 1996 operating revenues for the Hotels decreased approximately $17.2 million, or 21.5%, to $62.8 million in 1996 from $80.0 million in 1995 due to the Transfer. However, total hotel revenues for 1996 exceeded revenues for the same period during 1995 by 1.9% due to higher hotel occupancies (72.8% in 1996 versus 70.9% in 1995) and average daily rates (a rate of $62.68 in 1996 versus a rate of $59.35 in 1995). The average occupancy for the portfolio during 1996 increased 1.9% as compared to 1995.
Additionally, several hotels in the chronically sluggish Los Angeles area generated higher revenues, due to an improvement in the local economy.

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

Partnership revenues decreased in 1996 approximately $81,000, or 41.8%, to $113,000 in 1996 from $194,000 in 1995 due to more interest income received in 1995 on temporary investments. There was a decline in cash available for investment in 1996.

General Partners fees decreased in 1996 approximately $428,000, or 29.5%, to $1.0 million in 1996 from $1.45 million in 1995 due to the decrease in hotel revenues from the Transfer.

In 1996, the Partnerships recorded an extraordinary gain of $261.6 million for extinguishment of debt related to the Transfer. No similar gains were recorded in 1997, 1996 or 1995.

Impact of Year 2000

In the year 2000, many existing computer programs that use only two digits (rather than four) to identify a year in the date field could fail or create erroneous results if not corrected. This computer program flaw is expected to affect virtually all companies and organizations. The Partnerships cannot quantify the potential costs and uncertainties associated with this computer program flaw at this time, but does not anticipate that the effect of this computer program flaw on the operations of the Partnerships' will be significant. However, the Partnerships may be required to spend time and monetary resources addressing any necessary computer program changes.

Inflation

Inflation had no significant impact for years ended December 31, 1997, 1996 and 1995 and is not anticipated to have a significant impact on the hotel operations in the foreseeable future.

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


        Joel A. Stone............  President and Chief Executive Officer and
                                   Member of the Executive Committee

        Peter R. Morris..........  Member of the Executive Committee

        Robert D. Van Kampen.....  Member of the Executive Committee

        Stuart Ross..............  Member of the Executive Committee

The principal executive officers of SRA are the following:

        Joel A. Stone............  President and Chief Executive Officer

        Richard A. Berman........  Senior Vice President/Secretary

        Thomas A. Gatti..........  Senior Vice President


JOEL A. STONE, age 53, is President and Chief Executive Officer of Strategic Realty Advisors, Inc., since November 1993. From the inception in 1981 of VMS Realty Partners, he held the positions of President and then Chief Executive Officer. Mr. Stone began his career as an Internal Revenue Agent and worked as a certified public accountant and an attorney specializing in taxation and real estate law. In 1972, Mr. Stone co-founded the certified public accounting firm formerly known as Moss, Stone and Gurdak. In 1979, Mr. Stone joined the Van Kampen group of companies, a privately held business engaged in investment banking and in real estate activities. He served as Senior Vice President of Van Kampen Merritt, Inc. until its sale to Xerox Corporation in 1984. An alumnus of DePaul University, Mr. Stone earned a Bachelor of Science degree in Accounting in 1966 and a Juris Doctorate in 1970. Mr. Stone is a member of the Illinois Bar and a certified public accountant.

PETER R. MORRIS, age 48, is a member of the Executive Committee of VMS since January, 1987, and is one of the three individuals owning the entities that own VMS. Since 1993, Morris has served as a consultant to Strategic Realty Advisors, Inc. Additionally, since 1993, Morris has been an investor and principal in Success Multi Media Enterprises (SME). SME is an international media based enterprise whose activities include ownership and publication of Success Magazine, as well as the development of numerous complementary businesses focusing on development, education and marketing of entrepreneurial services and businesses. From July 1970 to June 1973, Mr. Morris was employed by Continental Wingate Company, Inc., a firm engaged in the development of inner city housing projects, in the capacities of Vice President/Finance, Director/Consulting Division and Executive Assistant to the President. He has published a book and numerous articles relating to real estate development and syndication. Mr. Morris has been involved in the real estate and finance business with Messrs. Van Kampen and Stone since 1977. Since 1991, Morris has invested in real estate as well as consult in connection with real estate acquisition, financing, development and planning. He received a Bachelor of Arts degree (summa cum laude) from Princeton University in 1971 and a Juris Doctorate (cum laude) from Harvard Law School in 1975.

ROBERT D. VAN KAMPEN, age 59, is a member of the Executive Committee of VMS since January, 1987, and is one of the three individuals owning the entities that own VMS. Mr. Van Kampen has been involved in various facets of the municipal and corporate bond business for over 20 years. In 1967, he co-founded the company now known as Van Kampen Merritt, Inc., which specializes in municipal bonds and acts as a sponsor of unit investment trusts. The firm was sold to Xerox Corporation in January 1984. Mr. Van Kampen is a general partner of Van Kampen Enterprises. Mr. Van Kampen received his Bachelor of Science degree from Wheaton College in 1960.

STUART ROSS, age 61, is a member of the Executive Committee of VMS. He is an executive vice president of Xerox Corporation and chairman and chief executive officer of Xerox Financial Services, Inc., a wholly owned subsidiary. Mr. Ross joined Xerox in 1966 and has held a series of financial management positions. he assumed his current position in May 1990. Prior to Xerox, Mr. Ross was a financial representative for The Macmillan Publishing Company from 1963 to 1966, and a public accountant for Harris, Kerr, Forster & Company from 1958 to 1963. Mr. Ross is a director of Crum and Forster, Inc. and Ekco Group, Inc., and a trustee of the State University of New York at Purchase. He received a bachelor of science degree in accounting from New York University in 1958 and a master of business administrative degree from the City College of New York in 1966. Mr. Ross is a certified public accountant.

RICHARD A. BERMAN, age 46, is a Senior Vice President and General Counsel of Strategic Realty Advisors, Inc. since November, 1993. From 1986 through 1993, Mr. Berman was employed by VMS Realty Partners and was First Vice President and Corporate Counsel. Prior to joining VMS

Realty Partners, Mr. Berman was a partner in the law firm of Gottlieb and Schwartz with his practice concentrated in corporate and real estate law. He received a Juris Doctorate from Northwestern University School of Law (Cum laude, 1976) and a Bachelor of Arts degree from the University of Illinois (high honors, 1973). Mr. Berman is a member of the Illinois Bar.

THOMAS A. GATTI, age 41, is a Senior Vice President - Partnership Accounting of Strategic Realty Advisors, Inc., effective November 18, 1993. Prior to this time, Mr. Gatti was First Vice President - Partnership Accounting with VMS Realty Partners, where he was employed since January, 1982. Prior to joining VMS Realty Partners, he was with Coopers & Lybrand. Mr. Gatti received a Bachelor of Science in Accounting from DePaul University in 1978. Mr. Gatti is a Certified Public Accountant.

Prudential-Bache Properties, Inc.

Prudential-Bache Properties, Inc. (PBP), pursuant to the Partnership Agreement, does not participate in or exercise control over the affairs of the Partnership.

The directors and officers of PBP and their positions with regard to managing the Registrant are as follows:

 Brian J. Martin...............  President, Chief Executive Officer,
                                 Chairman of the Board of Directors,
                                 and Director

 Barbara J. Brooks.............  Vice President - Finance and
                                 Chief Financial Officer

 Eugene D. Burak...............  Vice President and Chief Accounting Officer

 Frank W. Giordano.............  Director

 Nathalie P. Maio..............  Director

 Chester A. Piskorowski........  Senior Vice President



BRIAN J. MARTIN, age 47, is the President, Chief Executive Officer, Chairman of the Board of Directors and Director of PBP. Prior to his assuming the aforementioned officerships, we was a Senior Vice President and Diligence Officer in the Specialty Finance Department for the past five years. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"), an affiliate of PBP. Mr. Martin also serves in various capacities for certain other affiliated companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

BARBARA J. BROOKS, age 49, has been the Vice President-Finance and Chief Financial Officer of PBP since 1990. Her responsibilities within PBP include all record keeping, reporting and treasury aspects of various partnerships for which PBP serves as the general partner. Ms. Brooks is also a Senior Vice President of PSI and has held several positions within PSI and its affiliates since 1983. Ms. Brooks is a certified public accountant.

EUGENE D. BURAK, age 52, has been a Vice President of PBP since 1995. His responsibilities within PBP include the financial reporting and treasury aspects of various partnership for which PBP serves as the general partner. Mr. Burak is also a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was a Vice

President of Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

FRANK W. GIORDANO, age 55, is a Director of PBP. He is currently a Senior Vice President and Senior Legal Counsel of PSI and for the preceding five years was Executive Vice President and General Counsel of Prudential Mutual Fund Management, LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

NATHALIE P. MAIO, age 47, is a Director of PBP. She is presently and for the preceding five years has been a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

CHESTER A. PISKOROWSKI, age 54, is a Senior Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area for the last five years. This area is responsible for monitoring and managing the limited partnerships sold by PSI. Mr. Piskorowski has held several positions within PSI since 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

THOMAS F. LYNCH, III, ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

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

  (j) The Partnerships did not have a Compensation Committee in 1997, 1996 and 1995 and do not currently have such a committee. During the 1997, 1996 and 1995 fiscal years, no current or former officer or employee of the General Partners or their subsidiaries participated in deliberations regarding the General Partners' compensation as it relates to the Partnerships.

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

Item 13  Certain Relationships and Related Transactions

The Partnerships are entitled to engage in various transactions involving affiliates of the General Partners of the Partnerships, including the following:

VMS Realty Partners served as asset manager and rendered services in connection with monitoring the activities of the property manager, American General Hospitality, Inc. ("AGHI"), including a review of the Annual Plan for the Hotels and the compliance of the property manager with the terms of the AGHI Management Agreement and the Annual Plan. For these services, the asset manager received a fee equal to 1% of gross revenues of the Hotels plus an additional .75% payable only if sufficient cash flow was available to make such payment. Asset management fees paid in 1996 and 1995 totaled $1,205,176 and $1,403,491, respectively. No asset management fees were paid in 1997 due to the Transfer.

An annual salary fee of $50,000 is to be paid to the Managing General Partner of the Partnerships for overseeing the management of the Partnerships' operations. The salary fees for 1997, 1996 and 1995 were paid in the respective years.

A non-affiliate of the Managing General Partner earned interest on a long-term assignment note which it received in consideration for the assignment and transfer of an agreement it entered into for the purchase of the Hotels from an unaffiliated third party. Pursuant to the Settlement Agreement reached in the matter entitled In re VMS Partnership Securities Litigation (Case No. 90 C
2412), this note ceased to bear interest after April 10, 1991. The long-term assignment note was canceled in 1996 as part of the Transfer. No payments with respect to the long-term assignment note were made in 1996 or 1995.

The Operating Partnership reimburses the Managing General Partner and its affiliates for all reasonable costs and expenses incurred by them on behalf of the applicable Partnerships including, without limitation, costs incurred by said parties in performing certain activities, including salaries (plus an allocable portion of overhead billed on an hourly basis), organization costs, loan placement costs, travel and communication expenses of staff members engaged in such activities. The amount paid to the Managing General Partner and its affiliates for these services and costs in 1997, 1996 and 1995 totaled $61,149, $251,292 and $267,744, respectively, with an additional $1,485 and $1,919 remaining unpaid at December 31, 1997 and 1996, respectively.

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


    (1)   The following exhibits are filed as part of this report:

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

    (2)   Financial data schedule (Ex-27)

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

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


VMS National Hotel Partners
(Registrant)


By: VMS National Hotel Portfolio I

    By:  VMS Realty Investment, Ltd.
         Managing General Partner

         By: JAS Realty Corporation

         By: /s/ Joel A. Stone                             Date: March 23, 1998
             --------------------------------------
             Joel A. Stone, President

         By: /s/ Thomas A. Gatti                           Date: March 23, 1998
             --------------------------------------
             Thomas A. Gatti, Senior Vice President
             and Principal Accounting Officer

         By: VMS Realty Investment, Ltd.
             Executive Committee

         By: /s/ Joel A. Stone                             Date: March 23, 1998
             --------------------------------------
             Joel A. Stone, Executive Committee Member

         By: /s/ Joel A. Stone                             Date: March 23, 1998
             --------------------------------------
             Joel A. Stone, as attorney in fact for
             Peter R. Morris, Executive Committee Member

         By: /s/ David Allen                               Date: March 23, 1998
             --------------------------------------
             David Allen, as attorney in fact for Robert
             D. Van Kampen, Executive Committee Member

By: VMS National Hotel Portfolio II

       By: VMS Realty Investment, Ltd.
           Managing General Partner

           By: JAS Realty Corporation

           By: /s/ Joel A. Stone                           Date: March 23, 1998
               -------------------------------------
               Joel A. Stone, President

           By: /s/ Thomas A. Gatti                         Date: March 23, 1998
               -------------------------------------
               Thomas A. Gatti, Senior Vice President
               and Principal Accounting Officer

           By: VMS Realty Investment, Ltd.
               Executive Committee

           By: /s/ Joel A. Stone                           Date: March 23, 1998
               -------------------------------------
               Joel A. Stone, Executive Committee Member

           By: /s/ Joel A. Stone                           Date: March 23, 1998
               -------------------------------------
               Joel A. Stone, as attorney in fact for
               Peter R. Morris, Executive Committee Member

           By: /s/ David Allen                             Date: March 23, 1998
               -------------------------------------
               David Allen, as attorney in fact for Robert
               D. Van Kampen, Executive Committee Member

   INDEX TO COMBINED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                         Pages
                                                                         -----
Report of Independent Auditors                                            F-2

Combined Financial Statements:

   Combined Balance Sheets - December 31, 1997 and 1996                   F-3

   Combined Statements of Operations for the years ended
      December 31, 1997, 1996 and 1995                                    F-4

   Combined Statements of Partners' Capital (Deficit) for
      the years ended December 31, 1997, 1996 and 1995                    F-5

   Combined Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995                                    F-6

   Notes to the Combined Financial Statements                             F-8


Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT AUDITORS


To the Partners of

     VMS National Hotel Portfolio I,
     VMS National Hotel Portfolio II and
     VMS National Hotel Partners

We have audited the accompanying combined balance sheets of VMS NATIONAL HOTEL PORTFOLIO I, VMS NATIONAL HOTEL PORTFOLIO II (Illinois limited partnerships) and VMS NATIONAL HOTEL PARTNERS (an Illinois general partnership), (collectively the "Partnerships"), as of December 31, 1997 and 1996, and the related combined statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of VMS NATIONAL HOTEL PORTFOLIO I, VMS NATIONAL HOTEL PORTFOLIO II and VMS NATIONAL HOTEL PARTNERS at December 31, 1997 and 1996, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                               ERNST & YOUNG LLP



Chicago, Illinois
March 6, 1998

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS
                           COMBINED BALANCE SHEETS


                                    ASSETS

                                         December 31, 1997    December 31, 1996
                                         -----------------    -----------------
Cash and cash equivalents                   $ 475,668              $ 847,399
Interest receivable                               ---                 29,664
                                            ---------              ---------
Total assets                                $ 475,668              $ 877,063
                                            =========              =========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses:
  Affiliates                                $   1,485              $   1,919
  Nonaffiliates                                41,591                 97,333
                                            ---------              ---------
Total liabilities                              43,076                 99,252
                                            ---------              ---------
Partners' capital (deficit):
  General Partners                           (687,880)              (684,087)
  Limited Partners:
    Portfolio I - 514 Interests               708,004                980,393
    Portfolio II - 135 Interests              412,468                481,505
                                            ---------              ---------
Total partners' capital (deficit)             432,592                777,811
                                            ---------              ---------
Total liabilities and partners'
  capital (deficit)                         $ 475,668              $ 877,063
                                            =========              =========


The accompanying notes are an integral part of the combined financial statements.

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS
                      COMBINED STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                  ---------------------------------------------
HOTEL OPERATIONS                     1997              1996             1995
                                  ----------    -------------    --------------
Revenues:
  Rooms                           $      ---    $  46,593,341    $  58,597,065
  Food and beverage                      ---       11,379,465       15,739,522
  Telephone                              ---        2,229,625        2,539,273
  Other                                  ---        2,638,080        3,168,195
                                  ----------    -------------    -------------
    Total hotel revenues                 ---       62,840,511       80,044,055
Direct costs and expenses:
  Rooms                                  ---       11,866,634       15,619,368
  Food and beverage                      ---        9,599,143       13,189,654
  Telephone                              ---        2,177,871        2,881,070
  Other                                  ---        1,559,891        2,024,464
                                  ----------    -------------    -------------
    Total direct hotel
      costs and expenses                 ---       25,203,539       33,714,556

Unallocated expenses:
  Administrative and general             ---        6,809,682       10,918,689
  Management fees                        ---        1,349,601        1,547,350
  Marketing                              ---        5,829,277        7,885,422
  Energy                                 ---        2,978,149        4,006,605
  Property operations
    and maintenance                      ---        2,973,509        4,552,972
  Property taxes and insurance           ---        2,490,445        3,168,431
  Rent                                   ---          802,432        1,161,738
  Mortgage interest expense              ---       16,455,405       22,342,886
  Depreciation                           ---              ---       10,362,227
  Provision to reflect impairment
    in the value of property
    and improvements                     ---              ---       38,200,000

                                  ----------    -------------    -------------
    Total unallocated expenses           ---       39,688,500      104,146,320
                                  ----------    -------------    -------------

Loss from hotel operations               ---       (2,051,528)     (57,816,821)
                                  ----------    -------------    -------------

PARTNERSHIP OPERATIONS

Revenues:
Interest on subscription notes           ---           65,092           60,705
Interest on temporary investments     31,876           47,761          133,046
                                  ----------    -------------    -------------

  Total partnership revenues          31,876          112,853          193,751
                                  ----------    -------------    -------------

Expenses:
Managing General Partners' fees       50,000        1,023,089        1,450,767
Professional, consulting and
  other fees:
  Affiliates                          60,715          253,251          221,720
  Nonaffiliates                      236,716          328,237          463,510
  Write off of accrued
    interest receivable               29,664          160,400              ---
                                  ----------    -------------    -------------

  Total partnership expenses         377,095        1,764,977        2,135,997
                                  ----------    -------------    -------------

Loss from partnership operations    (345,219)      (1,652,124)      (1,942,246)
                                  ----------    -------------    -------------

REORGANIZATION ITEMS:

Professional, consulting and
  other fees                             ---          410,000              ---
                                  ----------    -------------    -------------

  Total reorganization expenses          ---          410,000              ---
                                  ----------    -------------    -------------

Loss before loss recognized
  on sale of property and
  improvements, and
  extraordinary gain
  from extinguishment of debt       (345,219)      (4,113,652)     (59,759,067)

Loss recognized on sale of
  property and improvements              ---              ---         (510,012)
                                  ----------    -------------    -------------

Loss before extraordinary gain
  from extinguishment of debt       (345,219)      (4,113,652)     (60,269,079)

Extraordinary gain from
  extinguishment of debt                 ---      261,556,070              ---
                                  ----------    -------------    -------------

Net income (loss)                 $ (345,219)   $ 257,442,418    $ (60,269,079)
                                  ==========    =============    =============
Net income (loss) allocated to
  General Partners                    (3,793)   $   2,829,292    $    (662,358)
                                  ==========    =============    =============

Net income (loss)allocated to
  Limited Partners                  (341,426)   $ 254,613,126    $ (59,606,721)
                                  ==========    =============    =============

Loss before extraordinary item
  Portfolio I (514 Interests)     $     (530)   $      (6,315)   $     (92,518)
                                  ==========    =============    =============
  Portfolio II (135 Interests)    $     (511)   $      (6,094)   $     (89,279)
                                  ==========    =============    =============

Extraordinary item
  Portfolio I (514 Interests)     $      ---    $     401,509    $         ---
                                  ==========    =============    =============
  Portfolio II (135 Interests)    $      ---    $     387,452    $         ---
                                  ==========    =============    =============

Net income (loss)
  Portfolio I (514 Interests)     $     (530)   $     395,194    $     (92,518)
                                  ==========    =============    =============
  Portfolio II (135 Interests)    $     (511)   $     381,358    $     (89,279)
                                  ==========    =============    =============



The accompanying notes are an integral part of the combined financial statements.

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS
              COMBINED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                               VMS National
                                  Hotel
                                Partners                             VMS National Hotel Portfolio I
                               ----------     ---------------------------------------------------------------------------------
                                                                             Limited Partners
                                                             ------------------------------------------------
                                 General      General                         Subscription
                                 Partners     Partners           Total            Notes             Net               Total
                               ----------    -----------     -------------    ------------      -------------     -------------
Partners' deficit at
 January 1, 1995               $ (272,866)   $(2,053,667     $(153,435,400     $(1,357,337)     $(154,792,737)    $(156,846,404)

Collection on
  subscription notes                  ---            ---               ---         148,941            148,941           148,941

Net loss for the year             (60,269)      (480,345)      (47,554,111)            ---        (47,554,111)      (48,034,456)
                               ----------    -----------     -------------    ------------      -------------     -------------
Partners' deficit at
December 31, 1995                (333,135)    (2,534,012)     (200,989,511)     (1,208,396)      (202,197,907)     (204,731,919)

Collection on
  subscription notes                  ---            ---               ---          48,509             48,509            48,509

Net income for the year           257,442      2,051,816       203,129,791             ---        203,129,791       205,181,607
                               ----------    -----------     -------------    ------------      -------------     -------------

Partners' capital (deficit) at
December 31, 1996                 (75,693)      (482,196)        2,140,280      (1,159,887)           980,393           498,197


Net loss for the year                (345)        (2,751)         (272,389)            ---           (272,389)         (275,140)
                               ----------    -----------     -------------    ------------      -------------     -------------

Partners' capital (deficit) at
 December 31, 1997             $  (76,038)     $(484,947)    $   1,867,891     $(1,159,887)     $     708,004     $     223,057
                               ==========    ===========     =============    ============      =============     =============



                                                                     VMS National Hotel Portfolio II
                                              ---------------------------------------------------------------------------------
                                                                             Limited Partners
                                                             ------------------------------------------------
                                 General                      Subscription                                          Combined
                                 Partners       Total            Notes             Net              Total            Totals
                               ----------    -----------     -------------    ------------      -------------     -------------
Partners' deficit at
 January 1, 1995                $(524,488)  $(38,771,950)        $(192,204)   $(38,964,154)      $(39,488,642)    $(196,607,912)

Collection on
  subscription notes                  ---            ---             9,054           9,054              9,054           157,995

Net loss for the year            (121,744)   (12,052,610)              ---     (12,052,610)       (12,174,354)      (60,269,079)
                               ----------    -----------     -------------    ------------      -------------     -------------

Partners' deficit at
December 31, 1995                (646,232)   (50,824,560)         (183,150)    (51,007,710)       (51,653,942)     (256,718,996)

Collection on
  subscription notes                  ---            ---             5,880           5,880              5,880            54,389

Net income for the year           520,034     51,483,335               ---      51,483,335         52,003,369       257,442,418
                               ----------    -----------     -------------    ------------      -------------     -------------

Partners' capital (deficit) at
December 31, 1996                (126,198)       658,775          (177,270)        481,505            355,307           777,811


Net loss for the year                (697)       (69,037)              ---         (69,037)           (69,734)         (345,219)
                               ----------    -----------     -------------    ------------      -------------     -------------

Partners' capital (deficit) at
 December 31, 1997              $(126,895)    $  589,738         $(177,270)     $  412,468         $  285,573       $   432,592
                               ==========    ===========     =============    ============      =============     =============



    The accompanying notes are an integral part of the combined financial statements.

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS
                      COMBINED STATEMENTS OF CASH FLOWS



                                                                                        Year Ended December 31,
                                                                              -------------------------------------------
                                                                                  1997          1996            1995
                                                                              ----------   --------------   -------------
OPERATING AND REORGANIZATION ACTIVITIES

Net (loss) income                                                             $ (345,219)  $  257,442,418   $ (60,269,079)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating  and reorganization activities:
    Loss recognized on sale of property and improvements                             ---              ---         510,012
    Write-off of accrued interest receivable                                      29,664              ---             ---
    Depreciation                                                                     ---              ---      10,362,227
    Provision to reflect impairment in the value of property and improvements        ---              ---      38,200,000
    Extraordinary gain from the extinguishment of debt                               ---     (261,556,070)            ---
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                       ---         (302,664)      1,094,671
    Decrease in interest receivable                                                  ---          161,968          22,000
    Decrease (increase)  in prepaid expenses                                         ---          749,402        (995,151)
    Decrease in inventories                                                          ---           20,990          15,991
    Decrease in other deferred costs                                                 ---            3,841          37,126
    (Decrease) increase  in accounts payable and accrued expenses                (56,176)       2,342,146      (1,673,979)
    (Decrease) increase in accrued interest payable                                  ---       (3,148,216)     14,842,886
                                                                              ----------   --------------   -------------
NET CASH (USED IN) PROVIDED BY OPERATING
    AND REORGANIZATION ACTIVITIES                                               (371,731)      (4,286,185)      2,146,704
                                                                              ----------   --------------   -------------

INVESTING ACTIVITIES
    Additions to property and improvements                                           ---       (1,904,608)     (6,285,876)
    Net proceeds from transfer of deeds to property and improvements                 ---          810,160             ---
    Net proceeds from sale of property and improvements                              ---              ---       1,739,800
                                                                              ----------   --------------   -------------

NET CASH USED IN INVESTING ACTIVITIES                                                ---       (1,094,448)     (4,546,076)
                                                                              ----------   --------------   -------------

FINANCING ACTIVITIES
    Partners' capital contributions                                                  ---           54,389         157,995
    Principal payment on mortgage loan payable                                       ---              ---      (1,582,967)
    (Increase) decrease in escrow and other deposits                                 ---           (6,012)        163,857
                                                                              ----------   --------------   -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  ---           48,377      (1,261,115)
                                                                              ----------   --------------   -------------

Net decrease in cash and cash equivalents                                       (371,731)      (5,332,256)     (3,660,487)

Cash and cash equivalents at beginning of year                                   847,399        6,179,655       9,840,142
                                                                              ----------   --------------   -------------

Cash and cash equivalents at end of year                                      $  475,668   $      847,399   $   6,179,655
                                                                              ==========   ==============   =============

Interest Paid                                                                 $      ---   $   19,603,621   $   7,500,000
                                                                              ==========   ==============   =============





    The accompanying notes are an integral part of the combined financial statements.

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS
                COMBINED STATEMENTS OF CASH FLOWS (continued)




Supplemental disclosure of noncash investing and financing activities:


The following assets and liabilities were transferred to the senior lender in consideration for the cancellation of senior indebtedness on September 26, 1996:


Property and improvements                                     $  102,204,472
Cash and cash equivalents                                            214,840
Escrow and other deposits                                            110,000
Accounts receivable                                                2,979,408
Prepaid expenses                                                     654,298
Inventories                                                        1,621,643
Other deferred costs                                                 384,559
                                                              --------------
    Total assets                                              $  108,169,220
                                                              ==============

Mortgage loan payable                                         $  261,170,960
Accrued interest payable                                          99,718,116
Other accounts payable and accrued expenses                        7,811,214
                                                              --------------
    Total liabilities                                         $  368,700,290
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

   As a result of the Transfer, the Partnerships recognized an extraordinary gain of $214,542,473 for financial reporting purposes, which represents the excess of the remaining senior debt, related accrued interest, other operating liabilities and net cash received by the Partnerships of $810,160 (in conjunction with the Transfer, VMS National Hotel Partners received amounts in lieu of sales advisory fees totaling $1,025,000 from the senior lender, net of $214,840 of operating cash transferred to the senior lender), over the carrying value of the property and

                       VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS

            NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


1. Organization (Continued)

   improvements and operating assets transferred. In addition, the Partnerships recognized an extraordinary gain of $47,013,597 from the cancellation of the junior mortgage indebtedness pursuant to the Second Plan.

2. Summary of Significant Accounting Policies

   A. Basis of Combination: The accompanying combined financial statements include the accounts of Portfolio I, Portfolio II and the Operating Partnership (collectively the "Partnership"). Significant intercompany accounts and transactions have been eliminated in the combination of these financial statements.

   B. The 1996 combined financial statements reflect the financial reporting guidance prescribed by the AICPA Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", during the period the Operating Partnership was in bankruptcy. Items of income or expense that were realized or incurred as a result of the reorganization are included in the combined statement of operations as reorganization items. During 1996, $410,000 was paid for professional, consulting and other fees for the administration of Chapter 11 proceedings.

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

                       VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS

                 NOTES TO THE COMBINED FINANCIAL STATEMENTS


2. Summary of Significant Accounting Policies (Continued)

   D. Depreciation: Depreciation was computed using the following methods and useful lives:


                       GAAP Basis                    Tax Basis
                ------------------------  -------------------------------
                         Lives                         Lives
                   Method        Years           Method           Years
                ------------------------  -------------------------------
Building and    Straight-line  7.5 to 39  Straight-line          19 or 39
 improvements                             (ACRS)

Personal        Straight-line   3 to 5    150% declining-            5
 property                                 balance (ACRS)

                                          200% declining-       5, 7 or 15
                                          balance (Modified
                                          ACRS) for
                                          assets acquired in
                                          1987 through 1990

Pursuant to the Plan, all properties had been held for sale and accordingly were classified as Property and Improvements held for sale on the Combined Balance Sheet as of January 1, 1996 and no further depreciation expense was recorded subsequent to that date.

   E. Fees and Expenses Paid to Affiliates: Various fees and expense reimbursements are made to the Managing General Partner and its affiliates. These charges are accounted for using the following basis:




                                   GAAP Basis                Tax Basis
                                   ----------                ---------
      Salary reimbursement   Charged to expense in the  Deducted in the year
      fee                    year service is rendered   paid

      Asset management fee   Charged to expense in the  Deducted in the year
                             year service is rendered   paid

      Assignment note        Interest has been waived   The note was discounted
      interest               under the terms of the     in 1991, with the
                             note agreement             discount being
                             maturity date              amortized through


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

   G. Cash Equivalents and Other Financial Instruments: The Partnerships consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents and other financial instruments are carried at cost which approximates their fair value, based upon their relatively short maturity.

   H. Use of Estimates: The preparation of the combined financial statements in conformity with generally accepted accounted principles requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Actual results could differ from those estimates.

   I. Reclassifications: Certain reclassifications have been made to the previously reported 1996 and 1995 combined financial statements in order to provide comparability with the 1997 combined financial statements. These reclassifications have not changed the 1996 or 1995 results.


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

4. Subscription Notes

   Under the terms of the Partnership Agreements for Portfolio I and Portfolio II, the General Partners offered 514 and 135 units of Limited Partnership interests, respectively. All units

                       VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS

            NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)

4. Subscription Notes (Continued)

   offered were sold as of December 31, 1985.  The Limited Partners agreed to
   contribute capital of $77,100,000    (reduced to $77,082,812 as of December
   31, 1992 by investors opting out of the settlement agreement) to Portfolio I and $20,250,000 to Portfolio II. Of these amounts, $75,922,925 and $20,072,730, respectively, had been contributed to each as of December 31, 1997. The remaining balance, in the aggregate amount of $1,337,157 as of December 31, 1997, is represented by promissory notes of the Limited Partners. This balance is included in the combined financial statements as a reduction of Partners' Capital. The promissory notes as originally executed required that the Limited Partners make installment payments to Portfolios I and II with the final installment due March 1, 1990. However, a settlement agreement has been reached which enables the settling Limited Partners to have the option of making their remaining principal payments on terms more favorable than originally provided in their subscription notes. Amounts due from those Limited Partners not paying under the more favorable terms are considered past due. The principal amounts due from those Limited Partners paying under the more favorable terms bear interest at prime plus 2% per annum. The principal amounts due from Limited Partners considered past due bear interest at 18% per annum.

5. Mortgage Loans Payable

   The Partnerships had two groups of mortgage loans. The first was a group of 10% first mortgage loans, payable from available cash flows and the second was a group of non-interest bearing junior mortgage loans. In 1996, the Mortgage Loans were forgiven in conjunction with the Transfer.

   In accordance with SOP 90-7, the accrual of interest on all mortgage loans was discontinued as of the bankruptcy filing dates due to the "unsecured" or "underscored" positions on these Notes obligations. All of the 1996 contractual interest was paid and recorded in 1996.

6. Management Agreement

   Management of the Holiday Inn and Crowne Plaza hotel properties (the "Hotels") previously owned by the Partnerships was performed by American General Hospitality, Inc. ("AGHI") Under the terms of the management agreement with AGHI, the Operating Partnership was assessed a basic management fee at the lesser of 2.25% of gross revenue, as defined, or the amount of available cash flow in excess of the base year cash flow as set
   forth in the management agreement.   During 1996 and 1995, management fees
   of $1,349,601 and $1,547,350, respectively, were incurred under the agreement with AGHI.

                       VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS

            NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)

7. Related Party Transactions

   Under the terms of the various Partnership Agreements, the Managing General Partner and its affiliates are to provide management, financing, organization and other services to the Partnerships in return for certain fees as follows:


                              1997                  1996                  1995
                      -------------------  ---------------------  ---------------------
                         Paid    Payable     Paid      Payable       Paid      Payable
                      -------------------  ---------------------  ---------------------
Managing General
 Partner salary (1)   $ 50,000   $  ---    $   50,000   $  ---    $   50,000   $  ---
Asset Management
 fees (2)                ---        ---     1,205,176      ---     1,403,491    105,485
                      --------   --------  ----------   --------  ----------   --------
Total management
 fees and salary        50,000      ---     1,255,176      ---     1,453,491    105,485

Other services
 and costs (3)          61,149      1,485     251,292      1,919     267,744      8,872
                      --------   --------  ----------   --------  ----------   --------
                      $111,149   $  1,485  $1,506,468   $  1,919  $1,721,235   $114,357
                      ========   ========  ==========   ========  ==========   ========


(1) The Partnership Agreements specify the dollar amount of the fees. The various Partnerships are obligated to incur $50,000 per year of salary fees in the future.

(2)  This fee was assessed at 1.75% of gross revenue of the Hotels.

(3) These fees represent reimbursement for partnership accounting, due diligence, data processing and travel and communication expenses incurred by affiliates of the Managing General Partner for operation of the Partnerships.

8.  Lease Commitments

    The Operating Partnership leased the land on which five hotel properties were located. Rent expense under these leases was approximately $640,394 and $894,986 for the years ended December 31, 1996 and 1995, respectively. The Operating Partnership is no longer obligated under the lease commitments due to the Transfer.

9.  Litigation

    The Partnership is involved in various claims and legal actions. The adverse outcome of certain of the legal proceedings could have a materially adverse effect on the present and future operations of the Partnership.