Form 10-Q
period 1998-03-31
VMS NATIONAL HOTEL PARTNERS
filed 1998-05-14
CIK 792896

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

(X)             Quarterly Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934
                For the quarterly period ended March 31, 1998

                                       or

( )             Transition Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934
        For the transition period from _____________ to _____________

                       Commission File Number 0-14956


                         VMS National Hotel Partners
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)





         Illinois                                              36-3370590
-------------------------------                          ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)



630 Dundee Road, Suite 220, Northbrook, Illinois                  60062
------------------------------------------------         ----------------------
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
                                               --------      ------

ITEM 1.                            PART I


                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                           COMBINED BALANCE SHEETS
                                  (UNAUDITED)



                                           ASSETS
                                           ------
                                                         March 31, 1998       December 31, 1997
                                                         --------------       -----------------
Cash and cash equivalents                                  $    400,644          $    475,668
                                                           ------------          ------------

Total assets                                               $    400,644          $    475,668
                                                           ============          ============

                         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                         -------------------------------------------
LIABILITIES

Other accounts payable and accrued expenses:
 Affiliates                                                $     12,236          $      1,485
 Nonaffiliates                                                   35,000                41,591
                                                           ------------          ------------
Total liabilities                                                47,236                43,076
                                                           ------------          ------------
Partners' capital (deficit)
 General Partners                                              (688,750)             (687,880)
 Limited Partners:
  Portfolio I - 514 Interests                                   645,525               708,004
  Portfolio II - 135 Interests                                  396,633               412,468
                                                           ------------          ------------
Total partners' capital (deficit)                               353,408               432,592
                                                           ------------          ------------
Total liabilities and partners' capital (deficit)          $    400,644          $    475,668
                                                           ============          ============

The accompanying notes are an integral part of the combined financial statements.

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (UNAUDITED)



PARTNERSHIP OPERATIONS                                             1998                               1997
                                                             ------------------                ------------------
Revenues:
Interest on temporary investments                                         5,445                             9,144
                                                             ------------------                ------------------
   Total partnership revenues                                             5,445                             9,144
                                                             ------------------                ------------------

Expenses:
Managing General Partners' fees                                          50,000                            50,000
Professional, consulting and other fees:
   Affiliates                                                            24,485                            17,096
   Nonaffiliates                                                         10,144                            29,069
                                                             ------------------                ------------------
   Total partnership expenses                                            84,629                            96,165
                                                             ------------------                ------------------
Net loss                                                     $          (79,184)               $          (87,021)
                                                             ==================                ==================
Net loss allocated to General Partners                       $             (870)               $             (957)
                                                             ==================                ==================
Net loss allocated to Limited Partners                       $          (78,314)               $          (86,064)
                                                             ==================                ==================
Net loss per Limited Partner interest
 Portfolio I (514 Interests)                                 $             (122)               $             (134)
                                                             ==================                ==================
 Portfolio II (135 Interests)                                $             (117)               $             (129)
                                                             ==================                ==================


     The accompanying notes are an integral part of the combined financial statements.

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS
              COMBINED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (UNAUDITED)




                            VMS National
                               Hotel
                              Partners                        VMS National Hotel Portfolio I
                           -----------     --------------------------------------------------------------------
                                                                      Limited Partners
                                                          ------------------------------------------
                             General         General                     Subscription
                             Partners        Partners         Total         Notes            Net       Total
                           ------------    ------------   --------------   -----------   ----------   ----------
Partners' capital (deficit)
at January 1, 1998         $   (76,038)    $  (484,947)   $  1,867,891     $(1,159,887)  $  708,004   $ 223,057

Net loss for the period    $       (79)    $      (631)   $    (62,479)    $       ---   $  (62,479)  $ (63,110)
                           -----------     -----------    ------------     -----------   ----------   ---------

Partners' capital
(deficit)
at March  31, 1998         $   (76,117)    $  (485,578)   $  1,805,412     $(1,159,887)  $  645,525   $ 159,947
                           ===========     ===========    ============     ===========   ==========    ========

                                                VMS National Hotel Portfolio II
                            --------------------------------------------------------------------
                                                     Limited Partners
                                           ------------------------------------------
                              General                      Subscription                               Combined
                             Partners          Total           Notes            Net         Total       Total
                           ------------    ------------   --------------   -----------   ----------   ----------
Partners' capital (deficit)
at January 1, 1998         $   (126,895)   $   589,738    $   (177,270)    $   412,468   $  285,573   $ 432,592

Net loss for the period    $       (160)   $   (15,835)   $        ---         (15,835)  $  (15,995)    (79,184)
                           ------------    -----------    ------------     -----------   ----------   ---------

Partners' capital
(deficit)
at March  31, 1998         $   (127,055)   $   573,903    $   (177,270)    $   396,633   $  269,578   $ 353,408
                           ============    ===========    ============     ===========   ==========    ========


The accompanying notes are an integral part of the combined financial statements.

                        VMS NATIONAL HOTEL PORTFOLIO I
                       VMS NATIONAL HOTEL PORTFOLIO II
                         VMS NATIONAL HOTEL PARTNERS
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (UNAUDITED)


                                                            1998                1997
                                                      ------------           ------------
OPERATING ACTIVITIES
Net loss                                              $   (79,184)           $   (87,021)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable and
   accrued expenses                                         4,160                (90,275)
                                                      -----------            -----------
  Net cash used in operating activities and net
   decrease in cash and cash equivalents                  (75,024)              (177,296)
  Cash and cash equivalents at beginning of period        475,668                847,399
                                                      -----------            -----------
  Cash and cash equivalents at end of period          $   400,644            $   670,103
                                                      ===========            ===========


The accompanying notes are an integral part of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)




1.   BASIS OF ACCOUNTING

     The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. In the opinion of the General Partner, all adjustments necessary for fair presentation of the results of operations for the three months ended March 31, 1998 and 1997, have been made to the financial information furnished herein. For further information refer to the combined financial statements and footnotes thereto included in the Partnerships' annual report on Form 10-K for the year ended December 31, 1997.

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


                                Fees paid and payable for the three months ended
                                                    March 31, 1998
                                             Paid                  Payable

   <S
   Managing General Partner
      Salary (1)                            $50,000                 $   ---
   Other services and costs (2)              13,734                  12,236
                                         ----------                --------

                                            $63,734                 $12,236
                                         ==========                ========


      (1) The Partnership Agreements specify the dollar amount of this fee. The various Partnerships are obligated to incur in the aggregate, $50,000 per year of salary fees in the future.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)


2.   RELATED PARTY TRANSACTIONS (CONTINUED)

     (2) These fees represent reimbursement for partnership accounting, printing, legal department, data processing and travel and communication expenses incurred by affiliates for the Managing General Partner for operation of the Partnerships.

3.   LITIGATION

     Certain affiliates of the Partnerships, including the Managing General Partner and certain officers and directors of such affiliates are parties to certain pending legal proceedings as described in Form 10-K for the year ended December 31, 1997 filed as of March 31, 1998 and certain other proceedings. The adverse outcome of any one or more legal proceedings against any one of the affiliates which provides financial support or services to the Partnerships could have a materially adverse effect on the present and future operations of the Partnerships. There can be no assurance as to the outcome of any of the legal proceedings.

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

On October 28, 1985, VMS National Hotel Portfolio I and II (the Partnerships) commenced a private offering of $97,350,000 ("Offering") in Limited Partnership interests pursuant to their respective Private Placement Memorandums. A total of 649 units were offered and sold at $150,000 per unit. Subscribers for the Units had the option to contribute partially in cash upon subscription with the remaining purchase price payable in annual installments over a five year period or on a basis other than the foregoing option, which was acceptable to the Managing General Partner in its sole discretion. The Limited Partner selecting to pay in the remaining purchase price of their units over a five year period executed and delivered to the Partnerships full recourse notes payable. VMS National Hotel Partners (the Operating Partnership), with proceeds of the Offering and Debt borrowing, purchased 24 hotels from Holiday Inns, Inc.

On May 10, 1996, the Operating Partnership and affiliated sub-partnerships filed for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Illinois. This filing excluded Partnership I and Partnership II. Pursuant to the Plan of Reorganization, the deeds to the remaining hotels were transferred to the senior lender on September 26, 1996 in consideration for the cancellation of the related indebtedness (the "Transfer").

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

RESULTS OF OPERATIONS

Partnership revenues for the three months ended March 31, 1998 decreased by $3,699 from the same period in 1997. The decrease is due in total to the reduction in interest income attributed to

                                     PART I
                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the reduction in the Partnership's cash and cash equivalents.

Partnership expenses for the three months ended March 31, 1998 decreased by $11,536 from the same period in 1997. The decrease is due to the reduction in professional, consulting and other fees due to the reduction in the Partnerships' activities which is the result of the Transfer.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the Transfer in 1996, the Partnerships no longer have a source of funds. A cash reserve is being maintained for payment of the Partnerships' obligations and contingencies.

As shown on the Combined Statements of Cash Flows, cash and cash equivalents decreased $75,024 from December 31, 1997 to March 31, 1998. The decrease is primarily the result of payments for Partnership obligations.

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

RECENT DEVELOPMENTS - VMS REALTY PARTNERS AND AFFILIATES

There have been no material developments or changes from the Recent Developments
- VMS Realty Partners and Affiliates disclosed in Part I, Item 1 of the Partnerships' report on Form 10-K for the year ended December 31, 1997.

                                     PART II
                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS



1.   LEGAL PROCEEDINGS

There have been no material developments or changes from Part I, Item 3 of the Partnerships' report on Form 10-K for the year ended December 31, 1997.

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


VMS National Hotel Partners
(Registrant)


By: VMS National Hotel Portfolio I

     By:  VMS Realty Investment, Ltd.
          Managing General Partner

           By:  JAS Realty Corporation

           By:  /s/ Joel A. Stone                             Date: May 11, 1998
                --------------------------------------------
                Joel A. Stone, President

           By:  /s/ Thomas A. Gatti                           Date: May 11, 1998
                --------------------------------------------
                Thomas A. Gatti,  Senior Vice President
                and Principal Accounting Officer

           By:  VMS Realty Investment, Ltd.
                Executive Committee

           By:  /s/ Joel A. Stone                             Date: May 11, 1998
                --------------------------------------------
                Joel A. Stone, Executive Committee Member

           By:  /s/ Joel A. Stone                             Date: May 11, 1998
                --------------------------------------------
                Joel A. Stone, as attorney in fact for
                Peter R. Morris, Executive Committee Member

           By:  /s/ David Allen                               Date: May 11, 1998
                --------------------------------------------
                David Allen, as attorney in fact for Robert
                D. Van Kampen, Executive Committee Member

By: VMS National Hotel Portfolio II

     By:  VMS Realty Investment, Ltd.
          Managing General Partner

           By:  JAS Realty Corporation

           By:  /s/ Joel A. Stone                             Date: May 11, 1998
                --------------------------------------------
                Joel A. Stone, President

           By:  /s/ Thomas A. Gatti                           Date: May 11, 1998
                --------------------------------------------
                Thomas A. Gatti, Senior Vice President
                and Principal Accounting Officer



           By:  VMS Realty Investment, Ltd.
                Executive Committee

           By:  /s/ Joel A. Stone                             Date: May 11, 1998
                --------------------------------------------
                Joel A. Stone, Executive Committee Member

           By:  /s/ Joel A. Stone                             Date: May 11, 1998
                --------------------------------------------
                Joel A. Stone, as attorney in fact for
                Peter R. Morris, Executive Committee Member

           By:  /s/ David Allen                               Date: May 11, 1998
                --------------------------------------------
                David Allen, as attorney in fact for Robert
                D. Van Kampen, Executive Committee Member