Form 10-Q
period 1998-06-30
VMS NATIONAL HOTEL PARTNERS
filed 1998-08-13
CIK 792896

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

(X)            Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1998

                                       or

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




                                 (847)714-9600
            --------------------------------------------------------
              (Registrant's telephone number, including area code)





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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                            COMBINED BALANCE SHEETS
                                  (UNAUDITED)

                                        ASSETS
                                        ------
                                                    June 30, 1998     December 31, 1997
                                                    --------------    -----------------
Cash and cash equivalents                           $      275,971    $         475,668
                                                    --------------    -----------------
Total assets                                        $      275,971    $         475,668
                                                    ==============    =================


                      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                      -------------------------------------------

LIABILITIES
Other accounts payable and accrued expenses:
  Affiliates                                        $        8,429    $           1,485
  Nonaffiliates                                                ---               41,591
                                                    --------------    -----------------
Total liabilities                                            8,429               43,076
                                                    --------------    -----------------

Partners' capital (deficit)
  General Partners                                        (689,693)            (687,880)
  Limited Partners:
    Portfolio I - 514 Interests                            577,774              708,004
    Portfolio II - 135 Interests                           379,461              412,468
                                                    --------------    -----------------
Total partners' capital (deficit)                          267,542              432,592
                                                    --------------    -----------------
Total liabilities and partners' capital (deficit)   $      275,971    $         475,668
                                                    ==============    =================




               The accompanying notes are an integral part of the
                         combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED JUNE 30,
PARTNERSHIP OPERATIONS                                  1998                   1997
                                                    ------------           ------------
Revenues:
Litigation settlement                               $     71,000           $        ---
Interest on temporary investments                          4,531                  8,291
                                                    ------------           ------------
    Total partnership revenues                            75,531                  8,291
                                                    ------------           ------------
Expenses:
Managing General Partners' fees                                0                      0
Professional, consulting and other fees:
  Affiliates                                              22,411                 13,983
  Nonaffiliates                                          138,986                 55,016
                                                    ------------           ------------
    Total partnership expenses                           161,397                 68,999
                                                    ------------           ------------
Net loss                                            $    (85,866)          $    (60,708)
                                                    ============           ============
Net loss allocated to General Partners              $       (943)          $       (666)
                                                    ============           ============
Net loss allocated to Limited Partners              $    (84,923)          $    (60,042)
                                                    ============           ============

Net loss per Limited Partner interest
  Portfolio I (514 Interests)                       $       (131)          $        (93)
                                                    ============           ============
  Portfolio II (135 Interests)                      $       (127)          $        (90)
                                                    ============           ============


               The accompanying notes are an integral part of the
                         combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                           FOR THE SIX MONTHS ENDED JUNE 30,
PARTNERSHIP OPERATIONS                                          1998               1997
                                                           --------------     --------------
Revenues:
Litigation settlement                                      $       71,000     $          ---
Interest on temporary investments                                   9,976             17,435
                                                           --------------     --------------
    Total partnership revenues                                     80,976             17,435
                                                           --------------     --------------
Expenses:
Managing General Partners' fees                                    50,000             50,000
Professional, consulting and other fees:
  Affiliates                                                       46,896             31,079
  Nonaffiliates                                                   149,130             84,085
                                                           --------------     --------------
    Total partnership expenses                                    246,026            165,164
                                                           --------------     --------------
Net loss                                                   $     (165,050)    $     (147,729)
                                                           ==============     ==============
Net loss allocated to General Partners                     $       (1,813)    $       (1,623)
                                                           ==============     ==============
Net loss allocated to Limited Partners                     $     (163,237)    $     (146,106)
                                                           ==============     ==============

Net loss per Limited Partner interest
  Portfolio I (514 Interests)                              $         (253)    $         (227)
                                                           ==============     ==============
  Portfolio II (135 Interests)                             $         (244)    $         (219)
                                                           ==============     ==============


               The accompanying notes are an integral part of the
                         combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
               COMBINED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

                                 VMS National
                                     Hotel
                                   Partners                           VMS National Hotel Portfolio I
                                 ------------   -------------------------------------------------------------------------
                                                                             Limited Partners
                                                                ------------------------------------------
                                    General        General                     Subscription
                                   Partners       Partners         Total           Notes           Net           Total
                                 ------------   ------------    -----------    ------------    -----------    -----------
Partners' capital (deficit)
 at January 1, 1998              $  (76,038)    $  (484,947)    $ 1,867,891    $ (1,159,887)   $   708,004    $   223,057


Net loss for the period                (165)         (1,315)       (130,230)            ---       (130,230)      (131,545)
                                 ----------     -----------     -----------    ------------    -----------    -----------

Partners' capital (deficit)
 at June  30, 1998               $  (76,203)    $  (486,262)    $ 1,737,661    $ (1,159,887)   $   577,774    $    91,512
                                 ==========     ===========     ===========    ============    ===========    ===========


                                                    VMS National Hotel Portfolio II
                                 --------------------------------------------------------------------
                                                            Limited Partners
                                                ---------------------------------------
                                   General                    Subscription                                 Combined
                                   Partners        Total         Notes           Net          Total         Totals
                                 ------------   ----------    ------------   ----------    ----------    -----------
Partners' capital (deficit)
 at January 1, 1998              $  (126,895)   $  589,738    $  (177,270)   $  412,468    $  285,573    $   432,592


Net loss for the period                 (333)      (33,007)           ---       (33,007)      (33,340)      (165,050)
                                 -----------    ----------    -----------    ----------    ----------    -----------

Partners' capital (deficit)
 at June  30, 1998               $  (127,228)   $  556,731    $  (177,270)   $  379,461    $  252,233    $   267,542
                                 ===========    ==========    ===========    ==========    ==========    ===========












               The accompanying notes are an integral part of the
                         combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        For the six months ended June 30,
                                                                                            1998                 1997
                                                                                        ------------         ------------
OPERATING ACTIVITIES

Net loss                                                                                $  (165,050)         $  (147,729)

Adjustments to reconcile net loss to net cash used in operating activities:
 Changes in operating assets and liabilities:
    Decrease in accounts payable and accrued expenses                                       (34,647)             (96,724)
                                                                                        ------------         ------------

Net cash used in operating activities and net decrease in cash and cash equivalents        (199,697)            (244,453)

Cash and cash equivalents at beginning of period                                            475,668              847,399
                                                                                        ------------         ------------

Cash and cash equivalents at end of period                                              $   275,971          $   602,946
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

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)


1.   Basis of Accounting

     The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the General Partner, all adjustments necessary for fair presentation of the results of operations for the six months ended June 30, 1998 and 1997, have been made to the financial information furnished herein. For further information refer to the combined financial statements and footnotes thereto included in the Partnerships' annual report on Form 10-K for the year ended December 31, 1997.

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

2.   RELATED PARTY TRANSACTIONS

     Under the terms of the various Partnership Agreements, the Managing General Partner and its affiliates are to provide management, financing and other services to Portfolio I, Portfolio II and the Operating Partnership in return for certain fees as follows:

                                  Fees paid and payable for the six months ended
                                                    June 30, 1998
                                         Paid                     Payable
     Managing General Partner
         Salary (1)                      $50,000                   $  ---
     Other services and costs (2)         39,952                    8,429
                                         -------                   ------

                                         $89,952                   $8,429
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

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)


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

The Partnerships will continue to maintain a cash reserve for the payment of the remaining Partnerships' obligations and contingent liabilities and will be dissolved sometime within the next two years.

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

RESULTS OF OPERATIONS

Partnership revenues for the six months ended June 30, 1998 had a net increase of $63,541 from the same period in 1997. The increase is primarily due to the collection of $71,000 regarding a legal settlement, and a decrease of $7,459 in Interest on temporary investments attributed to the reduction in the Partnership's Cash and cash equivalents which is the result of the Transfer.

                                     PART I
                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Partnership expenses for the six months ended June 30, 1998 had an increase of $80,862 from the same period in 1997. The increase is primarily due to an increase in Professional, consulting and other fees relating to legal fees in conjunction with a discovery procedure, and in defending an erroneous tax assessment from a state taxing authority.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the Transfer in 1996, the Partnerships no longer have a source of funds. A cash reserve is being maintained for payment of the Partnerships' obligations and contingencies.

As shown on the Combined Statements of Cash Flows, cash and cash equivalents decreased $199,697 from December 31, 1997 to June 30, 1998. The decrease is primarily the result of payments for Partnership obligations.

The Partnerships will continue to maintain a cash reserve for the payment of the remaining Partnerships' obligations and contingent liabilities and will be dissolved sometime within the next two years.

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

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments or changes from Part I, Item 3 of the Partnerships' report on Form 10-K for the year ended December 31, 1997.

ITEMS 2 THROUGH 6

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


VMS National Hotel Partners
---------------------------
(Registrant)

By:  VMS National Hotel Portfolio I

      By:  VMS Realty Investment, Ltd.
           Managing General Partner

           By:  JAS Realty Corporation

           By:  /s/ Joel A. Stone                          Date: August 11, 1998
                --------------------------------
                Joel A. Stone, President

           By:  /s/ Thomas A. Gatti                        Date: August 11, 1998
                --------------------------------
                Thomas A. Gatti,  Senior Vice President
                and Principal Accounting Officer



           By:  VMS Realty Investment, Ltd.
                Executive Committee

           By:  /s/ Joel A. Stone                          Date: August 11, 1998
                --------------------------------
                Joel A. Stone, Executive Committee Member

           By:  /s/ Joel A. Stone                          Date: August 11, 1998
                --------------------------------
                Joel A. Stone, as attorney in fact for
                Peter R. Morris, Executive Committee Member

           By:  /s/ David Allen                            Date: August 11, 1998
                --------------------------------
                David Allen, as attorney in fact for Robert
                D. Van Kampen, Executive Committee Member

By:  VMS National Hotel Portfolio II

         By:  VMS Realty Investment, Ltd.
              Managing General Partner

              By:  JAS Realty Corporation

              By:  /s/ Joel A. Stone                            Date: August, 11, 1998
                   -------------------------------
                   Joel A. Stone, President

              By:  /s/ Thomas A. Gatti                          Date: August 11, 1998
                   -------------------------------
                   Thomas A. Gatti, Senior Vice President
                   and Principal Accounting Officer



              By:  VMS Realty Investment, Ltd.
                   Executive Committee

              By:  /s/ Joel A. Stone                            Date: August 11, 1998
                   -------------------------------
                   Joel A. Stone, Executive Committee Member

              By:  /s/ Joel A. Stone                            Date: August 11, 1998
                   -------------------------------
                   Joel A. Stone, as attorney in fact for
                   Peter R. Morris, Executive Committee Member

              By:  /s/ David Allen                              Date: August 11, 1998
                   -------------------------------
                   David Allen, as attorney in fact for Robert
                   D. Van Kampen, Executive Committee Member