Form 10-Q
period 1998-09-30
VMS NATIONAL HOTEL PARTNERS
filed 1998-11-13
CIK 792896

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(X)             Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1998

                                       or

( )             Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
          For the transition period from _____________ to _____________

                         Commission File Number 0-14956


                           VMS National Hotel Partners
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                 Illinois                                   36-3370590
---------------------------------------------         ----------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                      Identification Number)



630 Dundee Road, Suite 220, Northbrook, Illinois               60062
--------------------------------------------------    ----------------------
(Address of principal executive offices)                     (Zip Code)




                                  (847)714-9600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X  . No      .
                                       -----     -----

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                            COMBINED BALANCE SHEETS
                                  (UNAUDITED)

                                                ASSETS
                                                ------
                                                                    SEPTEMBER 30, 1998      DECEMBER 31, 1998
                                                                    ------------------      -----------------
Cash and cash equivalents                                                      256,430                475,668
                                                                    ------------------      -----------------
Total assets                                                                   256,430                475,668
                                                                    ==================      =================


                              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                              -------------------------------------------
LIABILITIES
Other accounts payable and accrued expenses:
  Affiliates                                                                     3,623                  1,485
  Nonaffiliates                                                                      -                 41,591
                                                                    ------------------      -----------------
Total liabilities                                                                3,623                 43,076
                                                                    ------------------      -----------------

Partners' capital (deficit)
  General Partners                                                            (689,856)              (687,880)
  Limited Partners:
    Portfolio I - 514 Interests                                                566,148                708,004
    Portfolio II - 135 Interests                                               376,515                412,468
                                                                    ------------------      -----------------
Total partners' capital (deficit)                                              252,807                432,592
                                                                    ------------------      -----------------
Total liabilities and partners' capital (deficit)                              256,430                475,668
                                                                    ==================      =================














     The accompanying notes are an integral part of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
PARTNERSHIP OPERATIONS                                 1998                      1997
                                                   ------------              ------------
Revenues:
Litigation settlement                              $          -              $          -
Interest on temporary investments                         3,432                     7,787
                                                   ------------              ------------
   Total partnership revenues                             3,432                     7,787
                                                   ------------              ------------
Expenses:
Managing General Partners' fees                               -                         -
Professional, consulting and other fees:
   Affiliates                                            11,491                    18,573
   Nonaffiliates                                          6,676                    46,255
                                                   ------------              ------------
   Total partnership expenses                            18,167                    64,828
                                                   ------------              ------------
Net loss                                           $    (14,735)             $    (57,041)
                                                   ============              ============
Net loss allocated to General Partners             $       (163)             $       (628)
                                                   ============              ============
Net loss allocated to Limited Partners             $    (14,572)             $    (56,413)
                                                   ============              ============


Net loss per Limited Partner interest
   Portfolio I (514 Interests)                     $        (23)             $        (87)
                                                   ============              ============
   Portfolio II (135 Interests)                    $        (22)             $        (84)
                                                   ============              ============


     The accompanying notes are an integral part of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
PARTNERSHIP OPERATIONS                                  1998                       1997
                                                    ------------               ------------
Revenues:
Litigation settlement                               $     71,000               $          -
Interest on temporary investments                         13,408                     25,222
                                                    ------------               ------------
   Total partnership revenues                             84,408                     25,222
                                                    ------------               ------------
Expenses:
Managing General Partners' fees                           50,000                     50,000
Professional, consulting and other fees:
   Affiliates                                             58,387                     49,652
   Nonaffiliates                                         155,806                    130,340
                                                    ------------               ------------
   Total partnership expenses                            264,193                    229,992
                                                    ------------               ------------
Net loss                                            $   (179,785)              $   (204,770)
                                                    ============               ============
Net loss allocated to General Partners              $     (1,976)              $     (2,251)
                                                    ============               ============
Net loss allocated to Limited Partners              $   (177,809)              $   (202,519)
                                                    ============               ============


Net loss per Limited Partner interest
   Portfolio I (514 Interests)                      $       (276)              $       (314)
                                                    ============               ============
   Portfolio II (135 Interests)                     $       (266)              $       (303)
                                                    ============               ============


     The accompanying notes are an integral part of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
               COMBINED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)


                                         VMS NATIONAL
                                            HOTEL
                                           PARTNERS                        VMS NATIONAL HOTEL PORTFOLIO I
                                        ---------------     ---------------------------------------------------------------
                                                                                   LIMITED PARTNERS
                                                                    ------------------------------------------
                                           GENERAL          GENERAL                    SUBSCRIPTION
                                           PARTNERS         PARTNERS       TOTAL          NOTES           NET        TOTAL
                                        ---------------     ---------     -------     --------------    --------    -------

Partners' capital (deficit)
at January 1, 1998                      $   (76,038)        $(484,947)  $ 1,887,891   $ (1,159,887)     $708,004    $223,057


Net loss for the period                        (180)           (1,433)     (141,856)             -      (141,856)   (143,289)
                                        -----------         ---------   -----------   ------------      --------    --------

Partners' capital (deficit)
at September 30, 1998                   $   (76,218)        $(486,380)  $ 1,726,035   $ (1,159,887)     $566,148    $ 79,765
                                        ===========         =========   ===========   ============      ========    ========


                                                                  VMS NATIONAL HOTEL PORTFOLIO II
                                                   ------------------------------------------------------------------------------
                                                                             LIMITED PARTNERS
                                                              ------------------------------------------
                                                   GENERAL                    SUBSCRIPTION                             Combined
                                                   PARTNERS       TOTAL          NOTES           NET        TOTAL        Total
                                                   ---------     -------     --------------    --------    --------   ------------

Partners' capital (deficit)
at January 1, 1998                                $ (126,895)   $ 589,738     $  (177,270)   $    412,468  $ 285,573  $   432,592


Net loss for the period                                 (383)     (35,963)              -         (35,953)   (36,316)    (179,785)
                                                  ----------    ---------     -----------    ------------  ---------     --------

Partners' capital (deficit)
at September 30, 1998                             $ (127,258)   $ 653,785     $  (177,270)   $    376,515  $ 249,257  $   252,807
                                                  ==========    =========     ===========    ============  =========  ===========



The accompanying notes are in integral part of the combined financial statement.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                   1998                 1997
                                                                                             ----------------    ------------------
OPERATING ACTIVITIES


Net loss                                                                                            (179,785)            (204,770)

Adjustments to reconcile net loss to net cash used in operating activities:
  Changes in operating assets and liabilities:
    Decrease in accounts payable and accrued expenses                                                (39,453)             (94,540)
                                                                                             ----------------    ------------------
Net cash used in operating activities and net decrease in cash and cash equivalents                 (219,238)            (299,310)

Cash and cash equivalents at beginning of period                                                     475,668              847,399
                                                                                             ----------------    ------------------
Cash and cash equivalents at end of period                                                           256,430              548,089
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

                         VMS NATIONAL HOTEL PORTFOLIO I
                         VMS NATIONAL HOTEL PORTFOLIO II
                           VMS NATIONAL HOTEL PARTNERS

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1.         BASIS OF ACCOUNTING

           The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the General Partner, all adjustments necessary for fair presentation of the results of operations for the nine months ended September 30, 1998 and 1997, have been made to the financial information furnished herein. For further information refer to the combined financial statements and footnotes thereto included in the Partnerships' annual report on Form 10-K for the year ended December 31, 1997.

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

2.         RELATED PARTY TRANSACTIONS

           Under the terms of the various Partnership Agreements, the Managing General Partner and its affiliates are to provide management, financing and other services to Portfolio I, Portfolio II and the Operating Partnership in return for certain fees as follows:



                                                     Fees paid and payable for the nine months ended
                                                                     September 30, 1998
                                                     -----------------------------------------------
                                                            Paid                     Payable
              Managing General Partner
                  Salary (1)                              $ 50,000                   $   ---
              Other services and costs (2)                  56,249                     3,623
                                                          --------                   -------

                                                          $106,249                   $ 3,623
                                                          ========                   =======


           (1) The Partnership Agreements specify the dollar amount of this fee. The various Partnerships are obligated to incur in the aggregate, $50,000 per year of salary fees in the future.

                         VMS NATIONAL HOTEL PORTFOLIO I
                         VMS NATIONAL HOTEL PORTFOLIO II
                           VMS NATIONAL HOTEL PARTNERS

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)



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

RESULTS OF OPERATIONS

Partnership revenues for the nine months ended September 30, 1998 had a net increase of $59,186 from the same period in 1997. The increase is primarily due to the collection of $71,000 regarding a legal settlement, and a decrease of $11,814 in Interest on temporary investments attributed to the reduction in the Partnership's Cash and cash equivalents which is the result of the Transfer.

                                     PART I
                         VMS NATIONAL HOTEL PORTFOLIO I
                         VMS NATIONAL HOTEL PORTFOLIO II
                           VMS NATIONAL HOTEL PARTNERS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Partnership expenses for the nine months ended September 30, 1998 had an increase of $34,201 from the same period in 1997. The increase is primarily due to an increase in Professional, consulting and other fees relating to legal fees in conjunction with a discovery procedure, and fees associated with defending an erroneous tax assessment from a state taxing authority.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the Transfer in 1996, the Partnerships no longer have a source of funds. A cash reserve is being maintained for payment of the Partnerships' obligations and contingencies.

As shown on the Combined Statements of Cash Flows, cash and cash equivalents decreased $219,238 from December 31, 1997 to September 30, 1998. The decrease is primarily the result of payments for Partnership obligations.

The Partnerships will continue to maintain a cash reserve for the payment of the remaining Partnerships' obligations and contingent liabilities and will be dissolved sometime within the next year.

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

                           PART II - OTHER INFORMATION
                         VMS NATIONAL HOTEL PORTFOLIO I
                         VMS NATIONAL HOTEL PORTFOLIO II
                           VMS NATIONAL HOTEL PARTNERS

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments or changes from Part I, Item 3 of the Partnerships' report on Form 10-K for the year ended December 31, 1997, except for the following:

In re: VMS National Hotel Partners et al., Debtor - NAHOP Partners, L.P. and VMS National Hotel Partners, Plaintiffs, v. Associated Business Telephone System, Corp., Defendant, Chapter 11 Case No. 96B12185, Adv. Pro. No. 98A00150 (U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court")). This adversary proceeding was commenced in the Bankruptcy Court on January 23, 1998. VMS National Hotel Partners and Associated Business Telephone System, Corp. ("ABTS") were parties to a certain Zero Plus Agreement pursuant to which ABTS was to provide VMS National Hotel Partners with certain telephone services. VMS National Hotel Partners believes that the Zero Plus Agreement was terminated, pursuant to the VMS National Hotel Partners Bankruptcy Plan which was confirmed by the bankruptcy court on July 24, 1996, effective upon the transfer by VMS National Hotel Partners of its properties to NAHOP Partners, L.P. on September 25, 1996. ABTS subsequently brought an action in New Jersey State Court alleging that the Zero Plus Agreement was improperly terminated. Although VMS National Hotel Partners is not a party to ABTS' New Jersey state action, NAHOP Partners, L.P. has advised VMS National Hotel Partners of the New Jersey action and stated that it was VMS National Hotel Partners' responsibility to terminate the Zero Plus Agreement. VMS National Hotel Partners has therefore brought this action for, among other things, declaratory relief in the bankruptcy court. This action was settled and dismissed with no financial impact to the Partnership.


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


VMS National Hotel Partners
(Registrant)

By:      VMS National Hotel Portfolio I

          By:   VMS Realty Investment, Ltd.
                Managing General Partner

                By:  JAS Realty Corporation

                By:  /s/ Joel A. Stone                   Date: November 11, 1998
                     ---------------------------------
                     Joel A. Stone, President

                By:  /s/ Thomas A. Gatti                 Date: November 11, 1998
                     ---------------------------------
                     Thomas A. Gatti,  Senior Vice President
                     and Principal Accounting Officer



                By:  VMS Realty Investment, Ltd.
                     Executive Committee

                By:  /s/ Joel A. Stone                   Date: November 11, 1998
                     ---------------------------------
                     Joel A. Stone, Executive Committee Member

                By:  /s/ Joel A. Stone                   Date: November 11, 1998
                     ---------------------------------
                     Joel A. Stone, as attorney in fact for
                     Peter R. Morris, Executive Committee Member

By:      VMS National Hotel Portfolio II

          By:   VMS Realty Investment, Ltd.
                Managing General Partner

                By:  JAS Realty Corporation

                By:  /s/ Joel A. Stone                   Date: November 11, 1998
                     ---------------------------------
                     Joel A. Stone, President

                By:  /s/ Thomas A. Gatti                 Date: November 11, 1998
                     ---------------------------------
                     Thomas A. Gatti,  Senior Vice President
                     and Principal Accounting Officer



                By:  VMS Realty Investment, Ltd.
                     Executive Committee

                By:  /s/ Joel A. Stone                   Date: November 11, 1998
                     ---------------------------------
                     Joel A. Stone, Executive Committee Member

                By:  /s/ Joel A. Stone                   Date: November 11, 1998
                     ---------------------------------
                     Joel A. Stone, as attorney in fact for
                     Peter R. Morris, Executive Committee Member