Form 10-K405
period 1998-12-31
VMS NATIONAL HOTEL PARTNERS
filed 1999-03-30
CIK 792896

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

(X)               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 For the annual period ended December 31, 1998

                                       or

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
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                          ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                               TABLE OF CONTENTS




                                                                         Page
                                     PART I


Item 1    Business                                                         3-5
Item 2    Properties                                                         5
Item 3    Legal Proceedings                                                5-7
Item 4    Submission of Matters to a Vote
           of Security Holders                                               7



                                    PART II


Item 5    Market for the Partnerships' Limited Partnership
           Interests and Related Security Holder Matters                     8
Item 6    Selected Financial Data                                            9
Item 7    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           10-12
Item 8    Financial Statements and Supplementary Data                       12
Item 9    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                           12


                                    PART III


Item 10   Directors and Executive Officers                               13-16
Item 11   Executive Compensation                                         16-17
Item 12   Security Ownership of Certain Beneficial
           Owners and Management                                            17
Item 13   Certain Relationships and Related Transactions                 17-18


                                    PART IV


Item 14   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                              19

SIGNATURES                                                               20-21

                                     PART I

Item 1  Business
----------------

General
-------

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

As described in Section 4 of the Amended and Restated Agreement of General Partnership of VMS National Hotel Partners, dated November 1, 1985 (the "Operating Partnership Agreement"), the Operating Partnership was formed to engage in no business other than the ownership, operation, lease and sale of all the Hotels which it had already purchased. Section 15 of the Operating Partnership Agreement provides that upon the sale of all or substantially all of the assets of the Operating Partnership, the Operating Partnership will be dissolved. Proceeds received by the Operating Partnership from the sale or refinancing of any or all of the Hotels shall be distributed to Partnership I and Partnership II in accordance with the participating interest of each such

---------------

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

The Partnerships have no employees at December 31, 1998.

Recent Developments - Partnerships
----------------------------------

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

------------------------

Items of income or expense that were realized or incurred as a result of the reorganization are included in the Combined Statement of Operations as reorganization items. During 1996 $410,000 was paid for professional, consulting and other fees for the administration of Chapter 11 proceedings.

In the short term, the Partnerships will continue to maintain a cash reserve for the payment of the remaining Partnerships' obligations and contingent liabilities. In the long term, the Partnerships will wind-up their affairs and will distribute any remaining Partnerships' funds to their Limited Partners after paying all Partnerships' expenses and the Partnerships will be dissolved at that time. It is anticipated that the Partnerships will be dissolved sometime in 1999 or early 2000.

Item 2 Properties
-----------------

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

Item 3 Legal Proceedings
------------------------

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

1. CIGNA Claims
---------------

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

------------------------

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

A. Other Litigation
-------------------

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

------------------------

in the bankruptcy court. This action was settled and dismissed with no financial impact to the Partnership.

The Partnerships are the subject of certain filed claims in the bankruptcy cases totaling approximately $468,000. The Partnerships are contesting the validity of the claims and are hopeful that the claims will be disallowed in their entirety. Subject to certain provisions in the Plan of Reorganization, the Partnerships obtained an indemnity to the extent of the actual amounts of such claims. This indemnity does not include the costs associated with defending the litigation. The outcome of this litigation is uncertain.

Item 4 Submission of Matters to a Vote of Security Holders
----------------------------------------------------------

The Partnerships did not submit any matter to a vote of its holders of units during the fourth quarter of 1998.

                                    PART II

Item 5  Market for the Partnerships' Limited Partnership Interests and Security
-------------------------------------------------------------------------------
Holder Matters
-------------------------------------------------------------------------------

(a & b)  Market Information and Holders

     As of December 31, 1998, there were 893 Limited Partners in the Partnerships. There is not a public market for, nor is it anticipated that there will be a public market for Units. Upon request, the Managing General Partner may attempt to assist a Limited Partner desiring to transfer his Unit(s) and may utilize the services of broker-dealers in this regard. The price to be paid for the units as well as the commission to be received by any broker-dealer will be subject to negotiation by the Limited Partner. The Managing General Partner will not redeem or repurchase the Units, nor will it facilitate the matching of potential buyers and sellers of Units.

     Pursuant to the terms of the Limited Partnership Agreements, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the Managing General Partner must consent to any transfer.

(c)  Cash Distributions

     No distributions were made in 1998, 1997 or 1996.

Item 6 Selected Financial Data

                                                                              Year Ended       Year Ended       Year Ended
                                                                              December 31,    December 31,     December 31,
                                                                                  1998            1997             1996
                                                                             -------------    -------------    -------------
Total revenues from hotel operations                                                  --               --      $  62,840,511
                                                                             =============    =============    =============
Loss before provision for loss on property
   and improvements held for sale, loss recognized on
   sale of property and improvements, and extraordinary
   gain from extinguishment of debt                                          $    (238,440)   $    (345,219)   $  (4,113,652)
                                                                             =============    =============    =============
Loss on above per Limited Partnership
   unit outstanding during the year (649 units)                              $        (363)   $        (526)   $      (6,269)
                                                                             =============    =============    =============
Net(loss) income                                                             $    (238,440)   $    (345,219)   $ 257,442,418
                                                                             =============    =============    =============
Net(loss) income per Limited Partnership Unit
   outstanding during the year (649 for all years)                           $        (363)   $        (526)   $     392,316
                                                                             =============    =============    =============
Tax(loss) income                                                             $    (238,440)   $    (345,219)   $ 265,139,919
                                                                             =============    =============    =============
Tax(loss) income per Limited Partnership
   Unit outstanding during the year (649 for all years)                      $        (363)   $        (526)   $     404,123
                                                                             =============    =============    =============
Total assets                                                                 $     241,963    $     475,668    $     877,063
                                                                             =============    =============    =============
Mortgage loans and notes payable                                                      --               --               --
                                                                             =============    =============    =============

                                                                               Year Ended       Year Ended
                                                                              December 31,     December 31,
                                                                                  1995             1994
                                                                             -------------    -------------
Total revenues from hotel operations                                         $  80,044,055    $  80,488,134
                                                                             =============    =============

Loss before provision for loss on property
   and improvements held for sale, loss recognized on
   sale of property and improvements, and extraordinary
   gain from extinguishment of debt                                          $ (59,759,067)   $ (33,807,610)
                                                                             =============    =============

Loss on above per Limited Partnership
   unit outstanding during the year (649 units)                              $     (91,066)   $     (51,519)
                                                                             =============    =============

Net(loss) income                                                             $ (60,269,079)   $ (41,596,624)
                                                                             =============    =============

Net(loss) income per Limited Partnership Unit
   outstanding during the year (649 for all years)                           $     (91,843)   $     (63,388)
                                                                             =============    =============

Tax(loss) income                                                             $ (19,474,658)   $ (36,788,023)
                                                                             =============    =============

Tax(loss) income per Limited Partnership
   Unit outstanding during the year (649 for all years)                      $     (29,677)   $     (55,929)
                                                                             =============    =============

Total assets                                                                 $ 112,886,616    $ 161,411,760
                                                                             =============    =============

Mortgage loans and notes payable                                             $ 261,170,960    $ 262,753,927
                                                                             =============    =============

Item 7  Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------------------------------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

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

As shown on the Combined Statement of Cash Flows, cash and cash equivalents decreased $233,705 from December 31, 1997 to December 31, 1998 and decreased
$371,731 from December 31, 1996 to December 31, 1997.   The decrease from 1997
to 1998 was due to cash used in operating activities of $233,705. Cash used in operating activities in 1998 was attributed to the net loss in the amount of $238,440 for the year and the increase in accounts payable and accrued expenses in the amount of $4,735. The decrease from 1996 to 1997 was due to cash used in operating activities of $371,731. Cash used in operating activities in 1997 was attributed to the net loss in the amount of $345,219 for the year and the decrease in accounts receivable in the amount of $29,664 and accounts payable and accrued expenses in the amount of $56,176. Cash used in operating and reorganization activities in 1996 was primarily attributable to the loss before extraordinary item for the year and decrease in accrued interest payable, offset by a decrease in prepaid expenses and an increase in accounts payable and accrued expenses. The use of cash in investing activities in 1996 was primarily attributable to capital improvements offset by net proceeds from the Transfer. Cash provided by financing activities was primarily attributable partners' capital contributions.

In the short term, the Partnerships will continue to maintain a cash reserve for the payment of the remaining Partnerships' obligations and contingent liabilities. In the long term, the Partnerships will wind-up their affairs and will distribute any remaining Partnerships' funds to their Limited Partners after paying all Partnerships' expenses and the Partnerships will be dissolved at that time. It is anticipated that the Partnerships will be dissolved sometime in 1999 or early 2000.

Results of Operations
---------------------

The Operating Partnership had previously owned and operated 24 Holiday Inn Hotels in 11 states. However, there were no revenues or expenses for the hotel operations and reorganization items in 1998 and 1997 due to the Transfer.

The Partnerships' combined revenues for the year ended December 31, 1998 had a net increase of $64,019 or approximately 200% from the same period in 1997. The increase is primarily due to the collection of $79,468 regarding legal settlements as described in Note 9 to the Partnership's Combined Financial Statements, and a decrease of $15,449 in interest on temporary investments attributed to the reduction in the Partnership's cash and cash equivalents which is the result of the Transfer.

Item 7 Management's Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------------
of Operation (continued)
------------

The Partnerships' combined expenses for the year ended December 31, 1998 had a decrease of $42,760 or 11.3% from the same period in 1997. The decrease is primarily due to a decrease in professional, consulting and other fees in the amount of $13,096 and a reduction in accrued interest receivable in the amount of $29,664 as the remaining partnership accrued interest were written off in 1997.

The Partnerships' combined revenues for the year ended December 31, 1997 decreased by $80,977 or 71.8% from the same period in 1996. The decrease is due to the reduction in interest income and interest on the collection of notes receivable in the amounts of $15,885 and $65,092 respectively. The decrease in Partnership revenue for 1997 is primarily due to the decreased amounts collected of interest due on subscription notes. Also, the decrease in interest income can be attributed to the Transfer.

The Partnerships' combined expenses for the year ended December 31, 1997 decreased by $1,387,882 or 78.6% from the same period in 1996. The decrease is primarily due to a $973,089 reduction in General Partners fees which are based on the gross revenues from the hotels. The decrease is also due to a $284,057 reduction in professional, consulting and other fees in the amount of $284,057 which is the result of the Transfer. The reduction in the writeoff of the accrued interest receivable in the amount of $29,664 is due to the final writeoff of the investor interest receivable in 1997.

In 1996, the Partnership recorded reorganization expenses of $410,000 for the cost associated with the bankruptcy filing. No similar costs were recorded in 1998 or 1997.

For the year ended December 31, 1996, the Operating Partnership owned and operated 15 hotels located in 8 states throughout the continental United States. However, overall revenues decreased by $62,840,511, direct hotel costs and expenses decreased by $25,203,539, and unallocated expenses decreased by $39,688,500 from 1996 to 1997 due to the Transfer on September 26, 1996. The Operating Partnership had previously owned and operated 24 Holiday Inn Hotels in 11 states.

In 1996, the Partnerships recorded an extraordinary gain of $261,556,070 for extinguishment of debt related to the Transfer. No similar gains were recorded in 1998 or 1997.

Impact of Year 2000
-------------------

In the year 2000, many existing computer programs that use only two digits (rather than four) to identify a year in the date field could fail or create erroneous results if not corrected. This computer program flaw is expected to
affect virtually all companies and organizations.   The Partnerships believe
that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. There is no guarantee that the systems of other companies on which the Partnerships' systems rely will be timely converted and would not have an adverse effect on the Partnerships' systems.

Inflation
---------

Inflation had no significant impact for years ended December 31, 1998, 1997 and 1996 and is not anticipated to have a significant impact on the Partnerships in the foreseeable future.

Item 7 Management's Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------------
of Operation (continued)
------------

Item 7a   Market Risk Disclosure
--------------------------------

The Partnerships' cash equivalents do not represent a material exposure to interest rate changes due to their highly liquid, short-term characteristics.

Item 8  Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Combined Financial Statements and Financial Statement Schedule on Page F-1 of Form 10-K. The supplementary financial information prescribed by
Item 302 of Regulation S-K is not applicable.

Item 9  Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
-----------------------------------------------------------------------

There have been no reported changes in accountants or disagreements on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

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


        Joel A. Stone................  President and Chief Executive Officer and
                                       Member of the Executive Committee

        Peter R. Morris..............  Member of the Executive Committee

        Robert D. Van Kampen.........  Member of the Executive Committee

        Stuart Ross..................  Member of the Executive Committee

The principal executive officers of SRA are the following:

        Joel A. Stone................  President and Chief Executive Officer

        Steven E. Silverman..........  Secretary and General Counsel

        Thomas A. Gatti..............  Senior Vice President

----------------------------------------------------------

JOEL A. STONE, age 54, is President and Chief Executive Officer of Strategic Realty Advisors, Inc., since November 1993. From the inception in 1981 of VMS Realty Partners, he held the positions of President and then Chief Executive Officer. Mr. Stone began his career as an Internal Revenue Agent and worked as a certified public accountant and an attorney specializing in taxation and real estate law. In 1972, Mr. Stone co-founded the certified public accounting firm formerly known as Moss, Stone and Gurdak. In 1979, Mr. Stone joined the Van Kampen group of companies, a privately held business engaged in investment banking and in real estate activities. He served as Senior Vice President of Van Kampen Merritt, Inc. until its sale to Xerox Corporation in 1984. An alumnus of DePaul University, Mr. Stone earned a Bachelor of Science degree in Accounting in 1966 and a Juris Doctorate in 1970. Mr. Stone is a member of the Illinois Bar and a certified public accountant.

PETER R. MORRIS, age 49, is a member of the Executive Committee of VMS since January, 1987, and is one of the three individuals owning the entities that own VMS. Since 1993, Morris has served as a consultant to Strategic Realty Advisors, Inc. Additionally, since 1993, Morris has been an investor and principal in Success Multi Media Enterprises (SME). SME is an international media based enterprise whose activities include ownership and publication of Success Magazine, as well as the development of numerous complementary businesses focusing on development, education and marketing of entrepreneurial services and businesses. From July 1970 to June 1973, Mr. Morris was employed by Continental Wingate Company, Inc., a firm engaged in the development of inner city housing projects, in the capacities of Vice President/Finance, Director/Consulting Division and Executive Assistant to the President. He has published a book and numerous articles relating to real estate development and syndication. Mr. Morris has been involved in the real estate and finance business with Messrs. Van Kampen and Stone since 1977. Since 1991, Morris has invested in real estate as well as consult in connection with real estate acquisition, financing, development and planning. He received a Bachelor of Arts degree (summa cum laude) from Princeton University in 1971 and a Juris Doctorate (cum laude) from Harvard Law School in 1975.

ROBERT D. VAN KAMPEN, age 60, is a member of the Executive Committee of VMS since January, 1987, and is one of the three individuals owning the entities that own VMS. Mr. Van Kampen has been involved in various facets of the municipal and corporate bond business for over 20 years. In 1967, he co-founded the company now known as Van Kampen Merritt, Inc., which specializes in municipal bonds and acts as a sponsor of unit investment trusts. The firm was sold to Xerox Corporation in January 1984. Mr. Van Kampen is a general partner of Van Kampen Enterprises. Mr. Van Kampen received his Bachelor of Science degree from Wheaton College in 1960.

STUART ROSS, age 62, is a member of the Executive Committee of VMS. He is an executive vice president of Xerox Corporation and chairman and chief executive officer of Xerox Financial Services, Inc., a wholly owned subsidiary. Mr. Ross joined Xerox in 1966 and has held a series of financial management positions. he assumed his current position in May 1990. Prior to Xerox, Mr. Ross was a financial representative for The Macmillan Publishing Company from 1963 to 1966, and a public accountant for Harris, Kerr, Forster & Company from 1958 to 1963. Mr. Ross is a director of Crum and Forster, Inc. and Ekco Group, Inc., and a trustee of the State University of New York at Purchase. He received a bachelor of science degree in accounting from New York University in 1958 and a master of business administrative degree from the City College of New York in 1966. Mr. Ross is a certified public accountant.

STEVEN E. SILVERMAN, age 49, has been the Secretary and General Counsel of Strategic Realty Advisors, Inc. since appointed on June 15, 1998. Prior to becoming General Counsel, Mr. Silverman was and continues to be engaged in the private practice of law concentrating in real

----------------------------------------------------------

estate and corporate legal matters. Mr. Silverman was a partner with the Chicago law firm of Shefsky & Froelich Ltd. from June 1, 1986 to August 1, 1994. Mr. Silverman received a B.A. degree from the University of Illinois in 1971 and a J.D. Degree from DePaul University College of Law in 1975. Mr. Silverman was admitted to the Illinois bar in 1975 and is also a member of the Florida Bar (inactive).

THOMAS A. GATTI, age 42, is a Senior Vice President - Partnership Accounting of Strategic Realty Advisors, Inc., effective November 18, 1993. Prior to this time, Mr. Gatti was First Vice President - Partnership Accounting with VMS Realty Partners, where he was employed since January, 1982. Prior to joining VMS Realty Partners, he was with Coopers & Lybrand. Mr. Gatti received a Bachelor of Science in Accounting from DePaul University in 1978. Mr. Gatti is a Certified Public Accountant.

Prudential-Bache Properties, Inc.
---------------------------------

Prudential-Bache Properties, Inc. (PBP), pursuant to the Partnership Agreement, does not participate in or exercise control over the affairs of the Partnership.

The directors and officers of PBP and their positions with regard to managing the Registrant are as follows:


  Brian J. Martin............  President, Chief Executive Officer,
                                Chairman of the Board of Directors, and Director

  Barbara J. Brooks..........  Vice President - Finance and Chief Financial
                                Officer

  Eugene D. Burak............  Vice President and Chief Accounting Officer

  Frank W. Giordano..........  Director

  Nathalie P. Maio...........  Director

  Chester A. Piskorowski.....  Senior Vice President



BRIAN J. MARTIN, age 48, is the President, Chief Executive Officer, Chairman of the Board of Directors and Director of PBP. Prior to his assuming the aforementioned officerships, we was a Senior Vice President and Diligence Officer in the Specialty Finance Department for the past five years. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"), an affiliate of PBP. Mr. Martin also serves in various capacities for certain other affiliated companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

BARBARA J. BROOKS, age 50, has been the Vice President-Finance and Chief Financial Officer of PBP since 1990. Her responsibilities within PBP include all record keeping, reporting and treasury aspects of various partnerships for which PBP serves as the general partner. Ms. Brooks is also a Senior Vice President of PSI and has held several positions within PSI and its affiliates since 1983. Ms. Brooks is a certified public accountant.

EUGENE D. BURAK, age 53, has been a Vice President of PBP since 1995. His responsibilities within PBP include the financial reporting and treasury aspects of various partnership for which PBP serves as the general partner. Mr. Burak is also a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was a Vice

----------------------------------------------------------

President of Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

FRANK W. GIORDANO, age 56, is a Director of PBP. He is currently a Senior Vice President and Senior Legal Counsel of PSI and for the preceding five years was Executive Vice President and General Counsel of Prudential Mutual Fund Management, LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

NATHALIE P. MAIO, age 48, is a Director of PBP. She is presently and for the preceding five years has been a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

CHESTER A. PISKOROWSKI, age 55, is a Senior Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area for the last five years. This area is responsible for monitoring and managing the limited partnerships sold by PSI. Mr. Piskorowski has held several positions within PSI since 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

THOMAS F. LYNCH, III, ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

There are no family relationships, except Mr. Steven E. Silverman who is the brother-in-law to Mr. Joel A. Stone, among any of the foregoing directors or officers. All of the foregoing officers and/or directors have indefinite terms.

(f)  Legal Proceedings

See Item 3, Legal proceedings, for a discussion of legal proceedings during the past five years which may be material to an evaluation of the ability or integrity of any of the aforementioned directors or officers and VMS Realty Partners and its affiliates.

Item 11  Executive Compensation
-------------------------------

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

     (j) The Partnerships did not have a Compensation Committee in 1998, 1997 and 1996 and do not currently have such a committee. During the 1998, 1997 and 1996 fiscal years, no current or former officer or employee of the General Partners or their subsidiaries

------------------------------

     participated in deliberations regarding the General Partners' compensation as it relates to the Partnerships.

Item 12 Security Ownership of Certain Beneficial Owners and Management
----------------------------------------------------------------------

 (a) Security ownership of certain beneficial owners.

     No person owns of record or is known by the Managing General Partner to own beneficially more than 5% of the outstanding Units of either of the Partnerships as of December 31, 1998. Partnership I and Partnership II have a 79.12% and 20.78% participation interest, respectively, in the Operating Partnership.

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

Item 13 Certain Relationships and Related Transactions
------------------------------------------------------

The Partnerships are entitled to engage in various transactions involving affiliates of the General Partners of the Partnerships, including the following:

VMS Realty Partners served as asset manager and rendered services in connection with monitoring the activities of the property manager, American General Hospitality, Inc. ("AGHI"), including a review of the Annual Plan for the Hotels and the compliance of the property manager with the terms of the AGHI Management Agreement and the Annual Plan. For these services, the asset manager received a fee equal to 1% of gross revenues of the Hotels plus an additional .75% payable only if sufficient cash flow was available to make such payment. Asset management fees paid in 1996 totaled $1,205,176. No asset management fees were paid in 1998 or 1997 due to the Transfer.

An annual salary fee of $50,000 is to be paid to the Managing General Partner of the Partnerships for overseeing the management of the Partnerships' operations. The salary fees for 1998, 1997 and 1996 were paid in the respective years.

A non-affiliate of the Managing General Partner earned interest on a long-term assignment note which it received in consideration for the assignment and transfer of an agreement it entered into for the purchase of the Hotels from an unaffiliated third party. Pursuant to the Settlement Agreement reached in the matter entitled In re VMS Partnership Securities Litigation (Case No. 90 C
2412), this note ceased to bear interest after April 10, 1991. The long-term assignment note was canceled in 1996 as part of the Transfer. No payments with respect to the long-term assignment note were made in 1996.

------------------------------------------------------

The Operating Partnership reimburses the Managing General Partner and its affiliates for all reasonable costs and expenses incurred by them on behalf of the applicable Partnerships including, without limitation, costs incurred by said parties in performing certain activities, including salaries (plus an allocable portion of overhead billed on an hourly basis), organization costs, loan placement costs, travel and communication expenses of staff members engaged in such activities. The amount paid to the Managing General Partner and its affiliates for these services and costs in 1998, 1997 and 1996 totaled $63,915, $61,149 and $251,292, respectively, with an additional $2,253 and $1,485 remaining unpaid at December 31, 1998 and 1997, respectively.

The Operating Partnership acquired its ownership interest in the Hotels from an affiliate which, in turn, had acquired its ownership interest from Holiday Inns, Inc. For further information, see Note 1 to the Combined Financial Statements.

Reference is made to Note 7 to the Combined Financial Statements for other amounts paid to related parties.

                                    PART IV


Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K
------------------------------------------------------------------------

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

     (2) Financial data schedule (Ex-27)

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

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


VMS National Hotel Partners
---------------------------
(Registrant)


By:  VMS National Hotel Portfolio I

      By: VMS Realty Investment, Ltd.
          Managing General Partner

           By:    JAS Realty Corporation

           By:    /s/ Joel A. Stone                         Date: March 23, 1999
                  ----------------------------
                  Joel A. Stone, President

           By:    /s/ Thomas A. Gatti                       Date: March 23, 1999
                  ----------------------------
                  Thomas A. Gatti, Senior Vice President
                  and Principal Accounting Officer




           By:    VMS Realty Investment, Ltd.
                  Executive Committee

           By:    /s/ Joel A. Stone                         Date: March 23, 1999
                  ----------------------------
                  Joel A. Stone, Executive Committee Member


           By:    /s/ Joel A. Stone                         Date: March 23, 1999
                  ----------------------------
                  Joel A. Stone, as attorney in fact for
                  Peter R. Morris, Executive Committee Member

           By:    /s/ David Allen                           Date: March 23, 1999
                  ----------------------------
                  David Allen, as attorney in fact for Robert
                  D. Van Kampen, Executive Committee Member

By:  VMS National Hotel Portfolio II

       By:   VMS Realty Investment, Ltd.
             Managing General Partner

             By:  JAS Realty Corporation

             By:  /s/ Joel A. Stone                         Date: March 23, 1999
                  -----------------------------
                  Joel A. Stone, President

             By:  /s/ Thomas A. Gatti                       Date: March 23, 1999
                  -----------------------------
                  Thomas A. Gatti, Senior Vice President
                  and Principal Accounting Officer




             By:  VMS Realty Investment, Ltd.
                  Executive Committee

             By:  /s/ Joel A. Stone                         Date: March 23, 1999
                  -----------------------------
                  Joel A. Stone, Executive Committee Member

             By:  /s/ Joel A. Stone                         Date: March 23, 1999
                  -----------------------------
                  Joel A. Stone, as attorney in fact for
                  Peter R. Morris, Executive Committee Member

             By:  /s/ David Allen                           Date: March 23, 1999
                  -----------------------------
                  David Allen, as attorney in fact for Robert
                  D. Van Kampen, Executive Committee Member

INDEX TO COMBINED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                           Pages



Report of Independent Auditors                                               F-2

Combined Financial Statements:

  Combined Balance Sheets - December 31, 1998 and 1997                       F-3

  Combined Statements of Operations for the years ended
    December 31, 1998, 1997 and 1996                                         F-4

  Combined Statements of Partners' Capital (Deficit) for
    the years ended December 31, 1998, 1997 and 1996                         F-5

  Combined Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996                                         F-6

  Notes to the Combined Financial Statements                                 F-8

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the Partners of

       VMS National Hotel Portfolio I,
       VMS National Hotel Portfolio II and
       VMS National Hotel Partners

We have audited the accompanying combined balance sheets of VMS NATIONAL HOTEL PORTFOLIO I, VMS NATIONAL HOTEL PORTFOLIO II (Illinois limited partnerships) and VMS NATIONAL HOTEL PARTNERS (an Illinois general partnership), (collectively the "Partnerships"), as of December 31, 1998 and 1997, and the related combined statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of VMS NATIONAL HOTEL PORTFOLIO I, VMS NATIONAL HOTEL PORTFOLIO II and VMS NATIONAL HOTEL PARTNERS at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                     ERNST & YOUNG LLP



Chicago, Illinois
March 16, 1999

                         VMS NATIONAL HOTEL PORTFOLIO I
                         VMS NATIONAL HOTEL PORTFOLIO II
                           VMS NATIONAL HOTEL PARTNERS
                        COMBINED STATEMENTS OF OPERATIONS


                                                           December 31, 1998     December 31, 1997
                                                           -----------------     -----------------
                                     ASSETS

Cash and cash equivalents                                       $ 241,963               $ 475,668
                                                                ---------               ---------
Total assets                                                    $ 241,963               $ 475,668
                                                                =========               =========


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses:
   Affiliates                                                   $   2,253               $   1,485
   Nonaffiliates                                                   45,558                  41,591
                                                                ---------               ---------
Total liabilities                                                  47,811                  43,076
                                                                ---------               ---------

Partners' capital (deficit):
   General Partners                                              (690,500)               (687,880)
   Limited Partners:
    Portfolio I - 514 Interests                                   519,867                 708,004
    Portfolio II - 135 Interests                                  364,785                 412,468
                                                                ---------               ---------
Total partners' capital(deficit)                                  194,152                 432,592
                                                                ---------               ---------
Total liabilities and partners' capital (deficit)               $ 241,963               $ 475,668
                                                                =========               =========



                  The accompanying notes are an integral part
                     of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                         VMS NATIONAL HOTEL PORTFOLIO II
                           VMS NATIONAL HOTEL PARTNERS
                        COMBINED STATEMENTS OF OPERATIONS


                                                              Year Ended December 31,
                                                 -----------------------------------------------
HOTEL OPERATIONS                                     1998             1997             1996
                                                 -------------    -------------    -------------
Revenues:
   Rooms                                         $        --      $        --      $  46,593,341
   Food and beverage                                      --               --         11,379,465
   Telephone                                              --               --          2,229,625
   Other                                                  --               --          2,638,080

                                                 -------------    -------------    -------------
   Total hotel revenues                                   --               --         62,840,511

Direct costs and expenses:
   Rooms                                                  --               --         11,866,634
   Food and beverage                                      --               --          9,599,143
   Telephone                                              --               --          2,177,871
   Other                                                  --               --          1,559,891
                                                 -------------    -------------    -------------
   Total direct hotel costs and expenses                  --               --         25,203,539

Unallocated expenses:
   Administrative and general                             --               --          6,809,682
   Management fee                                         --               --          1,349,601
   Marketing                                              --               --          5,829,277
   Energy                                                 --               --          2,978,149
   Property operations and maintenance                    --               --          2,973,509
   Property taxes and insurance                           --               --          2,490,445
   Rent                                                   --               --            802,432
   Mortgage interest expense                              --               --         16,455,405
                                                 -------------    -------------    -------------
   Total unallocated expenses                             --               --         39,688,500
                                                 -------------    -------------    -------------
Loss from hotel operations                                --               --         (2,051,528)
                                                 -------------    -------------    -------------

PARTNERSHIP OPERATIONS

Revenues:
Interest on subscription notes                            --               --             65,092
Litigation settlement                                   79,468             --               --
Interest on temporary investments                       16,427           31,876           47,761
                                                 -------------    -------------    -------------
   Total partnership revenues                           95,895           31,876          112,853
                                                 -------------    -------------    -------------

Expenses:
Managing General partner's fees                          50,000           50,000        1,023,089
Professional, consulting and other fees:
   Affiliates                                           64,683           60,715          253,251
   Nonaffiliates                                       219,652          236,716          328,237
   Write off of accrued interest receivable               --             29,664          160,400
                                                 -------------    -------------    -------------
   Total partnership expenses                          334,335          377,095        1,764,977
                                                 -------------    -------------    -------------
Loss from partnership operations                      (238,440)        (345,219)      (1,652,124)
                                                 -------------    -------------    -------------

REORGANIZATION ITEMS:

Professional, consulting and other fees                   --               --            410,000
                                                 -------------    -------------    -------------
   Total reorganization expenses                          --               --            410,000
                                                 -------------    -------------    -------------
Loss before extraordinary gain from
   extinguishment of debt                             (238,440)        (345,219)      (4,113,652)

Extraordinary gain from extinguishment
   of debt                                                --               --        261,556,070
                                                 -------------    -------------    -------------
Net income(loss)                                 $    (238,440)   $    (345,219)   $ 257,442,418
                                                 =============    =============    =============
Net income(loss) allocated to General Partners   $      (2,620)   $      (3,793)   $   2,829,292
                                                 =============    =============    =============
Net income(loss) allocated to Limited Partners   $    (235,820)   $    (341,426)   $ 254,613,126
                                                 =============    =============    =============

Loss before extraordinary item
   Portfolio I (514) Interests)                  $        (366)   $        (530)   $      (6,315)
                                                 =============    =============    =============
   Portfolio II (135 Interests)                  $        (353)   $        (511)   $      (6,094)
                                                 =============    =============    =============

Extraordinary item
   Portfolio I (514 Interests)                   $        --      $        --      $     401,509
                                                 =============    =============    =============
   Portfolio II (135 Interests)                  $        --      $        --      $     387,452
                                                 =============    =============    =============

Net Income(loss)
   Portfolio I (514 Interests)                   $        (366)   $        (530)   $     395,194
                                                 =============    =============    =============
   Portfolio II (135 Interests)                  $        (353)   $        (511)   $     381,358
                                                 =============    =============    =============



                  The accompanying notes are an integral part
                      of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                         VMS NATIONAL HOTEL PORTFOLIO II
                           VMS NATIONAL HOTEL PARTNERS
               COMBINED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                VMS National                             VMS National Hotel Portfolio I
                                   Hotel         ---------------------------------------------------------------------------------
                                  Partners                                            Limited Partners
                                -------------                     -----------------------------------------------
                                  General           General                        Subscription
                                  Partners          Partners         Total             Notes            Net               Total
                                -------------    -------------    -------------    -------------    -------------    -------------
Partners' deficit at
 January 1, 1996                $    (333,135)   $  (2,534,012)   $(200,989,511)   $  (1,208,396)   $(202,197,907)   $(204,731,919)

Collection on
 subscription notes                      --               --               --             48,509           48,509           48,509

Net income for the year               257,442        2,051,816      203,129,791             --        203,129,791      205,181,607
                                -------------    -------------    -------------    -------------    -------------    -------------

Partners' capital(deficit)
at December 31, 1996                  (75,693)        (482,196)       2,140,280       (1,159,887)         980,393          498,197

Net loss for the year                    (345)          (2,751)        (272,389)            --           (272,389)        (275,140)
                                -------------    -------------    -------------    -------------    -------------    -------------

Partners' capital(deficit) at
December 31, 1997                     (76,038)        (484,947)       1,867,891       (1,159,887)         708,004          223,057

Net loss for the year                    (238)          (1,900)        (188,137)            --           (188,137)        (190,037)

Partner's capital(deficit) at
 December 31, 1998              $     (76,276)   $    (486,847)   $   1,679,754    $  (1,159,887)   $     519,867           33,020
                                =============    =============    =============    =============    =============    =============


                                VMS National                             VMS National Hotel Portfolio II
                                   Hotel         ---------------------------------------------------------------------------------
                                  Partners                                            Limited Partners
                                ------------                      -----------------------------------------------
                                  General                          Subscription                                         Combined
                                  Partners            Total           Notes             Net             Total             Total
                                ------------     -------------    -------------    -------------    -------------    -------------
Partners' deficit at
 January 1, 1996                $    (646,232)   $ (50,824,560)   $    (183,150)   $ (51,007,710)   $ (51,653,942)   $(256,718,996)

Collection on
 subscription notes                      --               --              5,880            5,880            5,880           54,389

Net income for the year               520,034       51,483,335             --         51,483,335       52,003,369      257,442,418
                                -------------    -------------    -------------    -------------    -------------    -------------

Partners' capital(deficit)
at December 31, 1996                 (126,198)         658,775         (177,270)         412,468          355,307          777,811

Net loss for the year                    (697)         (69,037)            --            (69,037)         (69,734)        (345,219)
                                -------------    -------------    -------------    -------------    -------------    -------------

Partners' capital(deficit) at
December 31, 1997                    (126,895)         589,738         (177,270)         412,468          285,573          432,592

Net loss for the year                    (482)         (47,683)            --            (47,683)         (48,165)        (238,440)
                                -------------    -------------    -------------    -------------    -------------    -------------

Partner's capital(deficit) at
 December 31, 1998              $    (127,377)   $     542,055    $    (177,270)   $     364,785    $     237,408    $     194,152
                                =============    =============    =============    =============    =============    =============


                   The accompanying notes are an integral part
                      of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF CASH FLOWS


                                                                         Year Ended December 31,
                                                           -----------------------------------------------
                                                               1998              1997            1996
                                                           -------------    --------------   -------------
OPERATING AND REORGANIZATION ACTIVITIES

Net(loss) income                                           $    (238,440)   $    (345,219)   $ 257,442,418

Adjustments to reconcile net (loss)
   income to net cash used in operating
   and reorganization activities:
    Write-off of accrued interest receivable                        --             29,664             --
    Extraordinary gain from the extinguishment
     of debt                                                        --               --       (261,556,070)
Changes in operating assets and liabilities:
   Increase in accounts receivable                                  --               --           (302,664)
   Decrease in interest receivable                                  --               --            161,968
   Decrease in prepaid expenses                                     --               --            749,402
   Decrease in inventories                                          --               --             20,990
   Decrease in other deferred costs                                 --               --              3,841
   Increase(decrease) in accounts payable
    and accrued expenses                                           4,735          (56,176)       2,342,146)
   Decrease in accrued interest payable                             --               --         (3,148,216)
                                                           -------------    -------------    -------------
NET CASH USED IN OPERATING AND REORGANIZATION ACTIVITIES        (233,705)        (371,731)      (4,286,185)
                                                           -------------    -------------    -------------

INVESTING ACTIVITIES
   Additions to property and improvements                           --               --         (1,904,608)
   Net proceeds from transfer of deeds to property
    and improvements                                                --               --            810,160
                                                           -------------    -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                               --               --         (1,094,448)
                                                           -------------    -------------    -------------

FINANCING ACTIVITIES
   Partners' capital contributions                                  --               --             54,389
   Increase in escrow and other deposits                            --               --             (6,012)
                                                           -------------    -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           --               --             48,377
                                                           -------------    -------------    -------------
Net decrease in cash and cash equivalents                       (233,705)        (371,731)      (5,332,256)

Cash and cash equivalents at beginning of year                   475,668          847,399        6,179,655
                                                           -------------    -------------    -------------

Cash and cash equivalents at end of year                   $     241,963    $     475,668    $     847,399
                                                           =============    =============    =============

Interest Paid                                              $        --      $        --      $  19,603,621
                                                           =============    =============    =============




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

                         VMS NATIONAL HOTEL PORTFOLIO I
                         VMS NATIONAL HOTEL PORTFOLIO II
                           VMS NATIONAL HOTEL PARTNERS
                  COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)



Supplemental disclosure of noncash investing and financing activities:

The following assets and liabilities were transferred to the senior lender in consideration for the cancellation of senior indebtedness on September 26, 1996:


Property and improvements                             $102,204,472
Cash and cash equivalents                                  214,840
Escrow and other deposits                                  110,000
Accounts receivable                                      2,979,408
Prepaid expenses                                           654,298
Inventories                                              1,621,643
Other deferred costs                                       384,559
                                                      ------------
   Total assets                                       $108,169,220
                                                      ============

Mortgage loan payable                                 $261,170,960
Accrued interest payable                                99,718,116
Other accounts payable and accrued expenses              7,811,214
                                                      ------------
   Total liabilities                                  $368,700,290
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


1. Organization
   ------------

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

   As a result of the Transfer, the Partnerships recognized an extraordinary gain of $214,542,473 for financial reporting purposes, which represents the excess of the remaining senior debt, related accrued interest, other operating liabilities and net cash received by the Partnerships of $810,160 (in conjunction with the Transfer, VMS National Hotel Partners received amounts in lieu of sales advisory fees totaling $1,025,000 from the senior lender, net of $214,840 of operating cash transferred to the senior lender), over the carrying value of the property and improvements and operating assets transferred. In addition, the Partnerships recognized an

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS

1. Organization (continued)
   ------------

   extraordinary gain of $47,013,597 from the cancellation of the junior mortgage indebtedness pursuant to the Second Plan.

   In the short term, the Partnerships will continue to maintain a cash reserve for the payment of the remaining Partnerships' obligations and contingent liabilities. In the long term, the Partnerships will wind-up their affairs and will distribute any remaining Partnerships' funds to their Limited Partners after paying all Partnerships' expenses and the Partnerships will be dissolved at that time. It is anticipated that the Partnerships will be dissolved sometime in 1999 or early 2000. Activities related to dissolution of the Partnership's represent the only business segment.

2. Summary of Significant Accounting Policies
   ------------------------------------------

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

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  (Continued)

2. Summary of Significant Accounting Policies (continued)
   ------------------------------------------

   D. Depreciation - pursuant to the Plan, all properties had been held for sale and accordingly were classified as Property and Improvements held for sale on the Combined Balance Sheet as of January 1, 1996 and no further depreciation expense was recorded subsequent to that date.

   E. Fees and Expenses Paid to Affiliates: Various fees and expense reimbursements are made to the Managing General Partner and its affiliates. These charges are accounted for using the following basis:

                                          GAAP Basis                       Tax Basis
                                      -------------------------       --------------------------
       Salary reimbursement           Charged to expense in the       Deducted in the year paid
       fee                            year service  is rendered

       Asset management fee           Charged to expense in the       Deducted in the year paid
                                      year service is rendered

       Assignment note interest       Interest has been waived        The note was discounted
                                      under the terms of the          in 1991, with the discount
                                      note agreement                  being amortized through
                                                                      maturity date



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

3. Partnership Agreements
   ----------------------
   Profits and losses of the Operating Partnership are allocated to Portfolio I and Portfolio II on a pro rata basis using the ratio of their respective Limited Partnership units issued and

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (Continued)

3. Partnership Agreements (continued)
   ----------------------

   outstanding. The profits and losses of Portfolio I and Portfolio II are allocated 99% to the Limited Partners and 1% to the General Partners.

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

4. Subscription Notes
   ------------------

   Under the terms of the Partnership Agreements for Portfolio I and Portfolio II, the General Partners offered 514 and 135 units of Limited Partnership interests, respectively. All units offered were sold as of December 31, 1985. The Limited Partners agreed to contribute capital of $77,100,000 (reduced to $77,082,812 as of December 31, 1992 by investors opting out of the settlement agreement) to Portfolio I and $20,250,000 to Portfolio II. Of these amounts, $75,922,925 and $20,072,730, respectively, had been contributed to each as of December 31, 1998. The remaining balance, in the aggregate amount of $1,337,157 as of December 31, 1998, is represented by promissory notes of the Limited Partners. This balance is included in the combined financial statements as a reduction of Partners' Capital. The promissory notes as originally executed required that the Limited Partners make installment payments to Portfolios I and II with the final installment due March 1, 1990. However, a settlement agreement has been reached which enables the settling Limited Partners to have the option of making their remaining principal payments on terms more favorable than originally provided in their subscription notes. Amounts due from those Limited Partners not paying under the more favorable terms are considered past due. The principal amounts due from those Limited Partners paying under the more favorable terms bear interest at prime plus 2% per annum. The principal amounts due from Limited Partners considered past due bear interest at 18% per annum. The Partnerships record interest income only to the extent that cash is received.

5. Mortgage Loans Payable
   ----------------------

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

5. Mortgage Loans Payable (continued)
   ----------------------

   In accordance with SOP 90-7, the accrual of interest on all mortgage loans was discontinued as of the bankruptcy filing dates due to the "unsecured" or "underscored" positions on these Notes obligations. All of the 1996 contractual interest was paid and recorded in 1996.

6. Management Agreement
   --------------------

   Management of the Holiday Inn and Crowne Plaza hotel properties (the "Hotels") previously owned by the Partnerships was performed by American General Hospitality, Inc. ("AGHI") Under the terms of the management agreement with AGHI, the Operating Partnership was assessed a basic management fee at the lesser of 2.25% of gross revenue, as defined, or the amount of available cash flow in excess of the base year cash flow as set
   forth in the management agreement.   During 1996, management fees of
   $1,349,601  were incurred under the agreement with AGHI.

7. Related Party Transactions
   --------------------------

   Under the terms of the various Partnership Agreements, the Managing General Partner and its affiliates are to provide management, financing, organization and other services to the Partnerships in return for certain fees as follows:

                                   1998                   1997                    1996
                            ------------------    --------------------     --------------------
                             Paid     Payable      Paid       Payable        Paid      Payable
                            ------------------    --------------------     --------------------
Managing General
Partner salary (1)         $ 50,000   $  ---      $ 50,000    $  ---       $   50,000   $  ---
Asset Management
fees (2)                       ---       ---          ---        ---        1,205,176      ---
                           --------   -------     --------    -------      ----------   -------
Total management
fees and salary              50,000      ---        50,000       ---        1,255,176      ---

Other services
and costs (3)                63,915      2,253      61,149      1,485         251,292     1,919
                           --------   -------     --------    -------      ----------   -------
                           $113,915   $  2,253    $111,149    $ 1,485      $1,506,468   $ 1,919
                           ========   ========    ========    =======      ==========   =======


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

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


8. Lease Commitments
   -----------------

   The Operating Partnership leased the land on which five hotel properties were located. Rent expense under these leases was approximately $640,394 for the year ended December 31, 1996. The Operating Partnership is no longer obligated under the lease commitments due to the Transfer.

9. Litigation
   ----------

   The Partnerships are involved in various claims and legal actions. The adverse outcome of certain of the legal proceedings could have a materially adverse effect on the present and future operations of the Partnership.

   As a result of the bankruptcy proceedings, in settlement of one of the Partnership's litigation, the sum of $79,468 was received and applied towards the cost of identifying errors which may have occurred in respect to identification of and payment to creditors.

   The Partnerships are the subject of certain filed claims in the bankruptcy cases totaling approximately $468,000. The Partnerships are contesting the validity of the claims and are hopeful that the claims will be disallowed in their entirety. Subject to certain provisions in the Plan of Reorganization, the Partnerships obtained an indemnity to the extent of the actual amounts of such claims. This indemnity does not include the costs associated with defending the litigation. The outcome of this litigation is uncertain.