Form 10-Q
period 1999-03-31
VMS NATIONAL HOTEL PARTNERS
filed 1999-05-14
CIK 792896

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of The
                        Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

                                       or

[ ]       Transition Report Pursuant to Section 13 or 15(d) of The
                        Securities Exchange Act of 1934

         For the transition period from _____________ to _____________

                         Commission File Number 0-14956


                           VMS National Hotel Partners
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





              ILLINOIS                                       36-3370590
---------------------------------------------        ---------------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         Identification Number)



630 Dundee Road, Suite 220, Northbrook, Illinois                60062
------------------------------------------------     ---------------------------
(Address of principal executive offices)                     (Zip Code)


                                 (847) 714-9600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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
                             COMBINED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    1999             1998
                                                                                  ---------       -----------
                                     ASSETS
Cash and cash equivalents                                                         $ 164,699         $ 241,963

Total assets                                                                      $ 164,699         $ 241,963
                                                                                  =========         =========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
Other accounts payable and accrued expenses:
  Affiliates                                                                      $   9,303         $   2,253
  Nonaffiliates                                                                      35,000            45,558
                                                                                  ---------         ---------
Total liabilities                                                                    44,303            47,811
                                                                                  ---------         ---------
Partners' capital (deficit)
  General Partners                                                                 (691,311)         (690,500)
  Limited Partners:
   Portfolio I - 514 Interests                                                      461,672           519,867
   Portfolio II - 135 Interests                                                     350,035           364,785
                                                                                  ---------         ---------
Total partners' capital (deficit)                                                   120,396           194,152
                                                                                  ---------         ---------
Total liabilities and partners' capital (deficit)                                 $ 164,699         $ 241,963
                                                                                  =========         =========

     The accompanying notes are an integral part of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            For the three months ended March 31,
PARTNERSHIP OPERATIONS                           1999                 1998
                                            ------------------------------------
Revenues:
Interest on temporary investments             $  2,043             $  5,445
                                              --------             --------
Total partnership revenues                       2,043                5,445
                                              --------             --------
Expenses:
Managing General Partners' fees                 50,000               50,000
Professional, consulting and other fees:
  Affiliates                                    15,724               24,485
  Nonaffiliates                                 10,075               10,144
                                              --------             --------
Total partnership expenses                      75,799               84,629
                                              --------             --------
Net loss                                      $(73,756)            $(79,184)
                                              ========             ========
Net loss allocated to General Partners        $   (811)            $   (870)
                                              ========             ========
Net loss allocated to Limited Partners        $(72,945)            $(78,3l4)
                                              ========             ========


Net loss per Limited Partner interest
  Portfolio I (514 Interests)                 $   (113)            $   (122)
                                              ========             ========
  Portfolio II (135 Interests)                $   (109)            $   (117)
                                              ========             ========

     The accompanying notes are an integral part of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
               COMBINED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                                   VMS National
                                      Hotel
                                    Partners                        VMS National Hotel Portfolio I
                                  -------------  ---------------------------------------------------------------
                                                                           Limited Partners
                                                               ------------------------------------
                                   General       General                    Subscription
                                   Partners      Partners         Total        Notes          Net        Total
                                  ---------     ----------     ----------   ------------   --------    --------
Partners' capital (deficit)
at January 1, 1999                $ (76,276)    $ (486,847)    $1,679,754   $(1,159,887)   $519,867    $ 33,020

Net loss for the period                 (74)          (588)       (58,195)          ---     (58,195)    (58,783)
                                  ---------     ----------     ----------   -----------    --------    --------

Partners' capital (deficit)
at March 31, 1999                 $ (76,350)    $ (487,435)    $1,621,559   $(1,159,887)   $461,672    $(25,763)
                                  =========     ==========     ==========   ===========    ========    ========

                                                                VMS National Hotel Portfolio II
                                  ------------------------------------------------------------------------------
                                                                        Limited Partners
                                                               ------------------------------------
                                   General                     Subscription                           Combined
                                   Partners        Total          Notes          Net         Total      Totals
                                  ---------     ----------     ----------     --------     --------   ---------
Partners' capital (deficit)
at January 1, 1999                $(127,377)    $  542,055     $ (177,270)    $364,785     $237,408    $194,152

Net loss for the period                (149)       (14,750)           ---      (14,750)     (14,899)    (73,756)
                                  ---------     ----------     ----------     --------     --------    --------

Partners' capital (deficit)
at March 31, 1999                 $(127,526)    $  527,305     $ (177,270)    $350,035     $222,509    $120,396
                                  =========     ==========     ==========     ========     ========    ========

     The accompanying notes are an integral part of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  For the three months ended March 31,
                                                                                         1999                  1998
                                                                                  ------------------------------------
OPERATING ACTIVITIES
Net loss                                                                               $(73,756)             $(79,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
 (Decrease) increase in accounts payable and accrued expenses                            (3,508)                4,160
                                                                                       --------              --------
Net cash used in operating activities and net decrease in cash and cash equivalents     (77,264)              (75,024)
Cash and cash equivalents at beginning of period                                        241,963              $475,668
                                                                                       --------              --------
Cash and cash equivalents at end of period                                             $164,699              $400,644
                                                                                       ========              ========

     The accompanying notes are an integral part of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                         VMS NATIONAL HOTEL PORTFOLIO II
                           VMS NATIONAL HOTEL PARTNERS

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.      BASIS OF ACCOUNTING

        The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and
        Article 10 of Regulation S-X. In the opinion of the General Partner, all adjustments necessary for fair presentation of the results of operations for the three months ended March 31, 1999 and 1998, have been made to the financial information furnished herein. For further information refer to the combined financial statements and footnotes thereto included in the Partnerships' annual report on Form 10-K for the year ended December 31, 1998.

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

        In the short term, the Partnerships will continue to maintain a cash reserve for the payment of the remaining Partnerships' obligations and contingent liabilities. In the long term, the Partnerships will wind-up their affairs and will distribute any remaining Partnerships' funds to their Limited Partners after paying all Partnerships' expenses and the Partnerships will be dissolved at that time. It is anticipated that the Partnerships will be dissolved sometime in 1999 or early 2000. Activities related to dissolution of the Partnerships represent the only business segment.

2.      RELATED PARTY TRANSACTIONS

        Under the terms of the various Partnership Agreements, the Managing General Partner and its affiliates are to provide management, financing and other services to Portfolio I, Portfolio II and the Operating Partnership in return for certain fees as follows:

                                           Fees paid and payable for the
                                                three months ended
                                                  March 31, 1999

                                               Paid           Payable
Managing General Partner
  Salary (1)                                 $50,000          $    ---
Other services and costs (2)                   8,674             9,303
                                             -------          --------

                                             $58,674          $ 9,303
                                             =======          =======

                         VMS NATIONAL HOTEL PORTFOLIO I
                         VMS NATIONAL HOTEL PORTFOLIO II
                           VMS NATIONAL HOTEL PARTNERS

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


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

3.        LITIGATION

          Certain affiliates of the Partnerships, including the Managing General Partner and certain officers and directors of such affiliates are parties to certain pending legal proceedings as described in Form 10-K for the year ended December 31, 1998 filed as of March 31, 1999 and certain other proceedings. The adverse outcome of any one or more legal proceedings against any one of the affiliates which provides financial support or services to the Partnerships could have a materially adverse effect on the present and future operations of the Partnerships. There can be no assurance as to the outcome of any of the legal proceedings.

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

RESULTS OF OPERATIONS

Partnership revenues for the three months ended March 31, 1999 decreased by $3,402, or 62.5%, to $2,043 from the same period in 1998 due to a decrease in interest income attributed to the reduction in the Partnership's cash and cash equivalents.

                                     PART I
                         VMS NATIONAL HOTEL PORTFOLIO I
                         VMS NATIONAL HOTEL PORTFOLIO II
                           VMS NATIONAL HOTEL PARTNERS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Partnership expenses for the three months ended March 31, 1999 decreased by $8,830, or 10.4%, to $75,799 from the same period in 1998 due to a decrease in professional, consulting and other fees due to the reduction in the Partnerships' activities as a result of the Transfer.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the Transfer in 1996, the Partnerships no longer have a source of funds. A cash reserve is being maintained for payment of the Partnerships' obligations and contingencies.

As shown on the Combined Statements of Cash Flows, cash used in operating activities and cash and cash equivalents decreased $77,264 and $75,024 for the three months ended March 31, 1999 and 1998, respectively, primarily due to net loss from Partnership operations.

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

RECENT DEVELOPMENTS - VMS REALTY PARTNERS AND AFFILIATES

There have been no material developments or changes from the Recent Developments
- VMS Realty Partners and Affiliates disclosed in Part I, Item 1 of the Partnerships' report on Form 10-K for the year ended December 31, 1998.

                           PART II- OTHER INFORMATION
                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS


1.        LEGAL PROCEEDINGS

There have been no material developments or changes from Part I, Item 3 of the Partnerships' report on Form 10-K for the year ended December 31, 1998.

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


VMS National Hotel Partners
---------------------------
(Registrant)

By:  VMS National Hotel Portfolio I

      By: VMS Realty Investment, Ltd.
          Managing General Partner

          By: JAS Realty Corporation

          By: /s/ Joel A. Stone                               Date: May 11, 1999
              -------------------------------------------
              Joel A. Stone, President

          By: /s/ Thomas A. Gatti                             Date: May 11, 1999
              -------------------------------------------
              Thomas A. Gatti,  Senior Vice President
              and Principal Accounting Officer



          By: VMS Realty Investment, Ltd.
              Executive Committee

          By: /s/ Joel A. Stone                               Date: May 11, 1999
              -------------------------------------------
              Joel A. Stone, Executive Committee Member

          By: /s/ Joel A. Stone                               Date: May 11, 1999
              -------------------------------------------
              Joel A. Stone, as attorney in fact for
              Peter R. Morris, Executive Committee Member

          By: /s/ David Allen                                 Date: May 11, 1999
              -------------------------------------------
              David Allen, as attorney in fact for Robert
              D. Van Kampen, Executive Committee Member

By:  VMS National Hotel Portfolio II

      By: VMS Realty Investment, Ltd.
          Managing General Partner

          By: JAS Realty Corporation

          By: /s/ Joel A. Stone                              Date: May, 11, 1999
              -------------------------------------------
              Joel A. Stone, President

          By: /s/ Thomas A. Gatti                            Date: May 11, 1999
              -------------------------------------------
              Thomas A. Gatti, Senior Vice President
              and Principal Accounting Officer



          By: VMS Realty Investment, Ltd.
              Executive Committee

          By: /s/ Joel A. Stone                              Date: May 11, 1999
              -------------------------------------------
              Joel A. Stone, Executive Committee Member

          By: /s/ Joel A. Stone                              Date: May 11, 1999
              -------------------------------------------
              Joel A. Stone, as attorney in fact for
              Peter R. Morris, Executive Committee Member

          By: /s/ David Allen                                Date: May 11, 1999
              -------------------------------------------
              David Allen, as attorney in fact for Robert
              D. Van Kampen, Executive Committee Member