Form 10-Q
period 1999-06-30
VMS NATIONAL HOTEL PARTNERS
filed 1999-08-13
CIK 792896

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(X)                 Quarterly Report Pursuant to Section 13
                     or 15(d) of The Securities Exchange Act
                                     of 1934
                  For the quarterly period ended June 30, 1999

                                       or

( )           Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
          For the transition period from _____________ to _____________

                         Commission File Number 0-14956


                           VMS National Hotel Partners
    -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  Illinois                                     36-3370590
---------------------------------------------            ----------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                         Identification Number)


630 Dundee Road, Suite 220, Northbrook, Illinois                 60062
---------------------------------------------------      ----------------------
(Address of principal executive offices)                       (Zip Code)



                                  (847)714-9600
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X .   No    .
                                       ----      ----

ITEM 1. FINANCIAL STATEMENTS

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                            COMBINED BALANCE SHEETS
                                  (UNAUDITED)

                                                  JUNE 30, 1999    DECEMBER 31, 1998

                                     ASSETS

Cash and cash equlvalents                          $    71,937       $     241,963
                                                   -----------       -------------
Total assets                                       $    71,937       $     241,963
                                                   ===========       =============


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


LIABILITIES
Other accounts payable and accrued expenses:
 Affiliates                                        $     3,365       $       2,253
 Nonaffiliates                                        ---                   45,558
                                                   -----------       -------------
                                                         3,365              47,811
                                                   -----------       -------------
Total liabilities

Partners' capital (deficit)
 General Partners                                     (691,881)           (690,500)
 Limited Partners:
  Portfollo I - 514 Interests                          420,781             519,887
  Portfollo II - 135 Interests                         339,672             364,785
                                                   -----------       -------------
Total partners' capital (deficit)                       68,572             194,152
                                                   -----------       -------------
Total liabilities and partners' capital (deficit)  $    71,937       $     241,963
                                                   ===========       =============





     The accompanying notes are an integral part of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      For the three months ended June 30,
                                                        1999                      1998
                                                    ----------                 -----------

Revenues:
Litigation settlement                               $      ---                 $    71,000
Interest on temporary investments                        1,179                       4,531
                                                    ----------                 -----------
     Total partnership revenues                          1,179                      75,531
                                                    ----------                 -----------

Expenses:

Managing General Partners' fees                            ---                         ---
Professional, consulting and other fees:
     Affiliates                                         13,027                      22,411
     Nonaffiliates                                      39,976                     138,986
                                                    ----------                 -----------
     Total partnership expenses                         53,003                     161,397
                                                    ----------                 -----------
Net loss                                            $  (51,824)                $   (85,866)
                                                    ==========                 ===========
Net loss allocated to General Partners              $     (570)                $      (943)
                                                    ==========                 ===========
Net loss allocated to Limited Partners              $  (51,254)                $   (84,923)
                                                    ==========                 ===========

Net loss per Limited Partner Interest
     Portfolio I (514 Interests)                    $      (80)                $      (131)
                                                    ==========                 ===========
     Portfolio II (135 Interests)                   $      (77)                $      (127)
                                                    ==========                 ===========


     The accompanying notes are an integral part of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        For the six months ended June 30,
                                              1999              1998
                                        ------------        -------------
Revenues:
Litigation settlement                      $       -        $   71,000
Interest on temporary investments              3,222             9,976
                                           ---------        ----------

  Total partnership revenues                   3,222            80,976
                                           ---------        ----------

Expenses:
Managing General Partners' fees               50,000            50,000

Professional, consulting and other fees:
  Affiliates                                  28,751            46,896
  Nonaffiliates                               50,051           149,130
                                           ---------        ----------

  Total partnership expenses                 128,802           246,026
                                           ---------        ----------

Net loss                                   $(125,580)       $ (165,050)
                                           =========        ==========

Net loss allocated to General Partners     $  (1,381)       $   (1,813)
                                           =========        ==========

Net loss allocated to Limited Partners     $(124,199)       $ (163,237)
                                           =========        ==========


Net loss per Limited Partner interest
 Portfolio I (514 Interests)               $    (193)       $     (253)
                                           =========        ==========
 Portfolio II (135 Interests)              $    (186)       $     (244)
                                           =========        ==========

     The accompanying notes are an integral part of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
               COMBINED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)


                            VMS National
                                Hotel
                               Partners                    VMS National Hotel Portfolio I
                           -------------- ------------------------------------------------
                                                                  Limited Partners
                                                          --------------------------------
                               General    General                  Subscription
                               Partners   Partners      Total          Notes        Net
                              ---------   --------      -----         ------        ----
Partners' capital (deficit)
at January 1, 1999            $(76,276)  $(486,847)  $1,679,754    $(1,159,887)  $519,867

Net loss for the period           (126)     (1.001)     (99,086)             -    (99,086)
                              --------   ---------   ----------    -----------   --------
Partners' capital (deficit)
at June 30, 1999              $(76,402)  $(487,848)  $1,580,668    $(1,159,887)  $420,781
                              ========   =========   ==========    ===========   ========


                                          VMS National Hotel Portfolio II
                              -------------------------------------------------------------------
                                                 Limited Partners
                                          -------------------------------
                                            General             Subscription                        Combined
                                Total       Partners     Total     Notes       Net          Total    Totals
                                -----       --------     ------    -----       ----         -----    ------
Partners' capital (deficit)
at January 1, 1999            $  33,020    $(127,377)  $542,055  $(177,270)  $364,785    $237,408    $ 194,152

Net loss for the period        (100,087)        (254)   (25,113)         -    (25,113)    (25,367)    (125,580)
                              ---------    ---------   --------  ---------   --------    --------    ---------
Partners' capital (deficit)
at June 30, 1999              $ (67,067)   $(127,631)  $516,942  $(177,270)  $339,672    $212,041    $  68,572
                              =========    =========   ========  =========   ========    ========    =========




     The accompanying notes are an integral part of the combined financial statements.

                         VMS NATIONAL HOTEL PORTFOLIO I
                        VMS NATIONAL HOTEL PORTFOLIO II
                          VMS NATIONAL HOTEL PARTNERS
                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      For the six months ended June 30,
                                                                                            1999             1998
                                                                                        ------------     ------------
OPERATING ACTIVITIES

Net Loss                                                                                $  (125,580)     $  (165,050)

Adjustments to reconcile net loss to net cash used in operating activities:
  Changes in operating assets and liabilities:
    Decrease in accounts payable and accrued expenses                                       (44,446)         (34,647)
                                                                                        -----------      -----------
Net cash used in operating activities and net decrease in cash and cash equivalents        (170,026)        (199,697)

Cash and cash equivalents at beginning of period                                            241,963          475,668
                                                                                        -----------      -----------

Cash and cash equivalents at end of period                                              $    71,937      $   275,971
                                                                                        ===========      ===========


The accompanying notes are an integral part of the combined financial statements

                         VMS NATIONAL HOTEL PORTFOLIO I
                         VMS NATIONAL HOTEL PORTFOLIO II
                           VMS NATIONAL HOTEL PARTNERS

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


1.       Basis of Accounting

         The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the General Partner, all adjustments necessary for fair presentation of the results of operations for the six months ended June 30, 1999 and 1998, have been made to the financial information furnished herein. For further information refer to the combined financial statements and footnotes thereto included in the Partnerships' annual report on Form 10-K for the year ended December 31, 1998.

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

         In the short term, the Partnerships will continue to maintain a cash reserve for the payment of the remaining Partnerships' obligations and contingent liabilities. In the long term, the Partnerships will wind-up their affairs and will distribute any remaining Partnerships' funds to their Limited Partners after paying all Partnerships' expenses and the Partnerships will be dissolved at that time. It is anticipated that the Partnerships will be dissolved sometime in 1999 or 2000. Activities related to dissolution of the Partnerships represent the only business segment.

2.       RELATED PARTY TRANSACTIONS

         Under the terms of the various Partnership Agreements, the Managing General Partner and its affiliates are to provide management, financing and other services to Portfolio I, Portfolio II and the Operating Partnership in return for certain fees as follows:


                                            Fees paid and payable for the six months ended
                                                            June 30, 1999
                                               Paid                              Payable
          Managing General Partner
              Salary (1)                      $50,000                           $    ---
          Other services and costs (2)         27,639                              3,365
                                              -------                           --------

                                              $77,639                           $  3,365
                                              =======                           ========

                         VMS NATIONAL HOTEL PORTFOLIO I
                         VMS NATIONAL HOTEL PORTFOLIO II
                           VMS NATIONAL HOTEL PARTNERS

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


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

         The Partnerships are the subject of certain filed claims in bankruptcy cases totaling approximately $300,000. The Partnerships are contesting the validity of the claims and are hopeful that the claims will be disallowed in their entirety. Subject to certain provisions in the Plan of Reorganization, the Partnerships obtained an indemnity to the extent of the actual amounts of certain claims. However, the indemnity does not include the costs associated with defending the litigation. The outcome of this litigation is currently not determinable.

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

In the short term, the Partnerships will continue to maintain a cash reserve for the payment of the remaining Partnerships' obligations and contingent liabilities. In the long term, the Partnerships will wind-up their affairs and will distribute any remaining Partnerships' funds to their Limited Partners after paying all Partnerships' expenses and the Partnerships will be dissolved at that time. It is anticipated that the Partnerships will be dissolved sometime in 1999 or 2000.

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

RESULTS OF OPERATIONS

Partnership revenues for the three months ended and six months ended June 30, 1999 decreased by $74,352 and $77,754, or 98.4% and 96.0%, respectively, to $1,179 and $3,222, respectively, from the same period in 1998. The decrease is primarily due to the collection of a $71,000 legal

                                     PART I
                         VMS NATIONAL HOTEL PORTFOLIO I
                         VMS NATIONAL HOTEL PORTFOLIO II
                           VMS NATIONAL HOTEL PARTNERS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

settlement in 1998, and a decrease in interest income in the amount of $6,754 attributed to the reduction in the Partnership's cash and cash equivalents.

Partnership expenses for the three months ended and six months ended June 30, 1999 decreased by $108,394 and $117,224, or 67.2% and 47.6%, respectively, to $53,003 and $128,802, respectively, from the same period in 1998 due to a decrease in professional, consulting and other fees due to the reduction in the Partnerships' activities as a result of the Transfer.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the Transfer in 1996, the Partnerships no longer have a source of funds. A cash reserve is being maintained for payment of the Partnerships' obligations and contingencies.

As shown on the Combined Statements of Cash Flows, cash used in operating activities and cash and cash equivalents decreased $170,026 and $199,697 for the six months ended June 30, 1999 and 1998, respectively, primarily due to net loss from Partnership operations.

In the short term, the Partnerships will continue to maintain a cash reserve for the payment of the remaining Partnerships' obligations and contingent liabilities. In the long term, the Partnerships will wind-up their affairs and will distribute any remaining Partnership' funds to their Limited Partners after paying all Partnerships' expenses and the Partnerships will be dissolved at that time. It is anticipated that the Partnerships will be dissolved sometime in 1999 or 2000.

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

                           PART II - OTHER INFORMATION
                         VMS NATIONAL HOTEL PORTFOLIO I
                         VMS NATIONAL HOTEL PORTFOLIO II
                           VMS NATIONAL HOTEL PARTNERS


1.       LEGAL PROCEEDINGS

There have been no material developments or changes from Part I, Item 3 of the Partnerships' report on Form 10-K for the year ended December 31, 1998, except as described below.

The Partnerships are subject to certain filed claims in bankruptcy cases totaling approximately $300,000. The Partnerships are contesting the validity of the claims and are hopeful that the claims will be disallowed in their entirety. Subject to certain provisions in the Plan of Reorganization, the Partnerships obtained an indemnity to the extent of the actual amounts of certain claims. However, the indemnity does not include the costs associated with defending the litigation. The outcome of this litigation is currently not determinable.

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


VMS National Hotel Partners
---------------------------
(Registrant)

By: VMS National Hotel Portfolio I

      By:  VMS Realty Investment, Ltd.
           Managing General Partner

           By:  JAS Realty Corporation

           By:  /s/ Joel A. Stone                          Date: August 11, 1999
                --------------------------------
                Joel A. Stone, President

           By:  /s/ Thomas A. Gatti                        Date: August 11, 1999
                --------------------------------
                Thomas A. Gatti,  Senior Vice President
                and Principal Accounting Officer



           By:  VMS Realty Investment, Ltd.
                Executive Committee

           By:  /s/ Joel A. Stone                          Date: August 11, 1999
                --------------------------------
                Joel A. Stone, Executive Committee Member

           By:  /s/ Joel A. Stone                          Date: August 11, 1999
                --------------------------------
                Joel A. Stone, as attorney in fact for
                Peter R. Morris, Executive Committee Member

           By:  /s/ David Allen                            Date: August 11, 1999
                --------------------------------
                David Allen, as attorney in fact for Robert
                D. Van Kampen, Executive Committee Member

By: VMS National Hotel Portfolio II

      By:  VMS Realty Investment, Ltd.
           Managing General Partner

           By:  JAS Realty Corporation

           By:  /s/ Joel A. Stone                          Date: August 11, 1999
                --------------------------------
                Joel A. Stone, President

           By:  /s/ Thomas A. Gatti                        Date: August 11, 1999
                --------------------------------
                Thomas A. Gatti, Senior Vice President
                and Principal Accounting Officer




           By:  VMS Realty Investment, Ltd.
                Executive Committee

           By:  /s/ Joel A. Stone                          Date: August 11, 1999
                --------------------------------
                Joel A. Stone, Executive Committee Member

           By:  /s/ Joel A. Stone                          Date: August 11, 1999
                --------------------------------
                Joel A.  Stone, as attorney in fact for
                Peter R. Morris, Executive Committee Member

           By:  /s/ David Allen                            Date: August 11, 1999
                --------------------------------
                David Allen, as attorney in fact for Robert
                D. Van Kampen, Executive Committee Member